Form 10-Q
period 1995-03-31
HMG WORLDWIDE CORP
filed 1995-05-15
CIK 756680

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549


                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1995
                                     --------------
                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to
                                   ------  ------


Commission file number: 0-13121
                        -------


                               HMG Worldwide Corporation
                ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                     13-3402432
- - -------------------------------                      --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.)

475 Tenth Avenue, New York, NY                              10018
- - ----------------------------------                   --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (212)736-2300
                                                    -------------

Indicate by check mark whether the registrant   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X    No
                                          ------     ------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                      Yes         No
                                         ------     ------


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at May 12, 1995
- - ----------------------------                  ----------------------------
Common Stock, $.01 par value                           7,567,517

                            Part I. Financial Information
                                       Item 1.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)



                                          March 31, 1995 December 31, 1994
                                          -------------- -----------------
                                           (unaudited)

                                   ASSETS

          Current assets:
            Cash and cash equivalents
                                            $11,562        $6,469
            Marketable securities                           6,828
            Accounts receivable - less
              allowance for doubtful
              accounts of $773                9,334         7,913
            Inventory                         4,095         4,307
            Prepaid expenses                    633           840
            Other current assets                272           337
                                            -------       -------
              Total current assets           25,896        26,694


          Property and equipment - net        2,797         2,915
          Excess of cost over fair
            market value of assets acquired,
            less accumulated amortization
            of $523 and $436                  6,452         6,539
          Other assets                          470           570
                                            -------       -------
                                            $35,615       $36,718
                                            =======       =======



                        LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Current maturities of
              long-term obligations         $ 3,873       $ 2,054
            Accounts payable                  5,009         4,084
            Accrued employee compensation
              and benefits                    1,211         1,371
            Deferred revenue                    746         1,380
            Accrued expenses                    582           761
            Other current liabilities         2,548         2,925
                                            -------        ------
               Total current liabilities     13,969        12,575

          Long-term obligations               2,937         3,182
          Other long-term liabilities           738           738
                                            -------        ------
                                             17,644        16,495
                                            -------        ------
          Stockholders' equity:
            Common stock, par value $.01;
              50,000,000 shares authorized;
              7,567,517 and 7,557,351 issued
              and outstanding                    76            76
            Additional paid-in capital       33,258        33,248
            Accumulated deficit             (15,459)      (13,140)
            Foreign currency translation
              adjustments                        96            39
                                            -------       -------
                                             17,971        20,223
                                            -------       -------
                                            $35,615       $36,718
                                            =======       =======





             See accompanying notes to consolidated financial statements.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                     (unaudited)




                                       Three Months Ended March 31,
                                       ----------------------------

                                               1995        1994
                                               ----        ----

          Net revenues                      $10,950      $17,626

          Cost of revenues                    8,616       12,760
                                            -------      -------

            Gross profit                      2,334        4,866

          Selling, general and
            administrative expenses           4,640        3,771
                                            -------       -------

            Income (loss) from operations    (2,306)       1,095

          Interest income                       159           19

          Interest expense                     (161)        (186)
                                            -------      -------

            Income (loss) before provision
              for income taxes               (2,308)         928

          Provision for income taxes            (11)         (73)
                                            -------      -------

            Net income (loss)              ($ 2,319)     $   855
                                            =======      =======

          Net income per common and
            common equivalent share        ($  0.31)     $  0.14
                                            =======      =======

          Weighted average number of
            common and common equivalent
            shares outstanding            7,567,517    6,124,796
                                          =========    =========


             See accompanying notes to consolidated financial statements.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                             Three Months Ended March 31,
                                             ----------------------------
                                               1995               1994
                                               ----               ----


          Cash flows from operating activities:
            Cash received from customers    $ 8,985            $14,844
            Interest received                   159                 19
            Cash paid to suppliers           (9,180)           (13,212)
            Cash paid to employees           (3,076)            (3,477)
            Income taxes paid                   (11)               (10)
            Interest paid                      (161)              (341)
              Net cash used in operating
                                            -------            -------
                activities                   (3,284)            (2,177)
                                            -------            -------

          Cash flows from investing activities:
            Proceeds from marketable
              securities                      6,828
            Capital expenditures               (129)              (177)
                                            -------            -------
              Net cash provided by
                (used in) investing
                activities                    6,699               (177)
                                            -------            -------

      Cash flows from financing activities:
            Principal payment of a note
              payable issued in connection
              with an acquisition                               (9,630)
            Net proceeds from exercise
              of stock options                   10                127
            Proceeds derived from a credit
              agreement                       1,819                875
            Proceeds from issuance of
              a note                                             7,000
            Principal payments of
              outstanding debt obligations     (245)
                                            -------            -------
              Net cash provided by
                (used in) financing
                activities                    1,584             (1,628)
                                            -------            -------

          Effect of exchange rate changes        94                 22
                                            -------            -------

          Net increase (decrease) in
            cash and cash equivalents         5,093             (3,960)

          Cash and cash equivalents
            at beginning of year              6,469              5,205
                                            -------            -------

          Cash and cash equivalents
            at March 31                     $11,562            $ 1,245
                                            =======            =======




             See accompanying notes to consolidated financial statements.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                    (in thousands)
                                     (unaudited)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1995            1994
                                                 ----            ----


          Reconciliation of net income (loss)
            to net cash provided by (used in)
            operating activities:

          Net income (loss)                   ($2,319)         $  855

          Adjustments to reconcile net
            income (loss) to net cash provided
            by (used in) operating activities:

          Depreciation and amortization           335             338

          Decrease (increase) in assets:

            Accounts receivable                (1,413)         (1,719)
            Inventory                             215           2,156
            Prepaid expenses                      215             112
            Other assets                          165              55

          Increase (decrease) in liabilities:

            Accounts payable                      914          (1,220)
            Deferred revenue                     (634)         (1,061)
            Accrued expenses                     (762)         (1,533)
            Accrued interest                                     (160)
                                               ------          ------

          Net cash used in operating
            activities                        ($3,284)        ($2,177)
                                               ======          ======







             See accompanying notes to consolidated financial statements.

                              HMG WORLDWIDE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)



Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation ("the Company") is comprised of five wholly-owned subsidiaries, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe
B.V. ("HMGBV")  and Electronic  Voting Systems, Inc.  ("EVS").   HMG conducts
its operations worldwide with full service offices located in New York, New Jersey, Chicago and The Netherlands.

     The Consolidated Balance Sheet as of March 31, 1995, and the Consolidated Statements of Operations and Cash Flows for the three months ended
March 31, 1995 and 1994, have been prepared by the Company  without audit.   In
the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain  information   and  footnote   disclosures  normally included  in
financial  statements  prepared  in accordance  with generally accepted
accounting principles have  been condensed or omitted.   These consolidated
financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

     Inventories  at   March  31,  1995  and  December  31,  1994 consisted of
the following:

                                          March 31,    December 31,
                                             1995             1994
                                             ----             ----
                                                  (in thousands)

               Finished goods                $1,302         $  698
               Work in process                  650            604
               Raw materials                  2,143          3,005
                                             ------         ------
                                             $4,095         $4,307
                                             ======         ======

Note 3 - Income Taxes

     At December 31, 1994, the Company had net operating loss carryforwards of approximately $10.9 million to expire during the years 2001 through 2010. As of March 31, 1995 and 1994, a valuation allowance of approximately $5.9 million and $4.2 million, respectively, which is equal to the entire
amount of the deferred   tax  asset  arising   from  the  net   operating
loss carryforwards   and  other   temporary  differences, has been established
until realizability is certain.

     Components of income tax expense for the three months ended March 31, 1995 and 1994 are as follows:


                                           Three Months Ended March 31,
                                           ----------------------------
                                              1995           1994
                                              ----           ----
                                               (in thousands)

            Income tax provision             $   11        $  385
            Income tax benefit of net
            operating loss carryforwards                     (312)
                                             ------        ------
                                             $   11        $   73
                                             ======        ======

                                       Item 2.
                              HMG WORLDWIDE CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1995 as Compared to the
  Three Months Ended March 31, 1994

     Net revenues were $11 million for the three months ended March 31, 1995 as compared to $17.6 million for the three months ended March 31, 1994. The decrease in  net  revenues from  period to  period was  due  principally to  the effects of (i) reductions in capital and marketing expenditures of two significant clients of an aggregate of $4.2 million, (ii) revenues of $629,000 attributable to a roll out of a merchandising display system during the first quarter of 1994 which was not repeated in 1995, and (iii) a decline in net revenues from international operations of $909,000. The decrease in net revenues realized by the Company from two significant clients were principally the result of these clients' deferrals or reductions in their capital and marketing expenditures for budgetary and other reasons. Reduced shipments to such clients may continue if they continue such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to these clients will resume at historical levels. The decline in net revenues from international operations was due to a decline in production orders from period to period from its local client base.

     Gross profit for the three months ended March 31, 1995 was $2.3 million as compared to $4.9 million for the three months ended March 31, 1994. The decrease in gross profit of $2.6 million was principally a result of the decline in net revenues. For the three months ended March 31, 1995 and 1994, the Company's gross margin was 21.3% and 27.6%, respectively. The gross margin decrease was due principally to (i) an unfavorable production revenue mix resulting in a 3.1% decrease and (ii) the underabsorption of fixed overhead expenses as a percentage of net revenues of 3.2%.

     Selling, general and administrative expense for the three months ended March 31, 1995 was $4.6 million as compared to $3.8 million for the comparable period in 1994. The $869,000 increase from period to period was principally a result of (i) the addition of new senior marketing personnel from period to period and (ii) the opening of a new marketing office in Detroit.

     For the three months ended March 31, 1995, the Company generated interest income of $159,000 as compared to $19,000 for the three months ended March 31, 1994. This increase was attributable to that portion of the net proceeds of the Company's public offering, not immediately required for the Company's operations, that were invested in interest bearing marketable securities and commercial paper.

     As a result of the foregoing factors, the Company generated a net loss of $2.3 million, or $0.31 per share, for the three months ended March 31, 1995 as compared to net income of $855,000, or $0.14 per share, for the three months ended March 31, 1994.

Stockholders' Equity

     Stockholders' equity decreased $2.2 million to $18 million at March 31, 1995 from $20.2 million at December 31, 1994. The decrease in stockholders equity as of March 31, 1995 was due principally to the net loss from operations of $2.3 million.

Income Taxes

     At December 31, 1994, the Company has available approximately $10.9 million in net operating loss carryforwards which expire during the years 2001 through 2010.

     The Company's income tax provision for the three months ended March 31, 1995 was $11,000 as compared to $385,000 for the three months ended March 31, 1994. The income tax provision for the three months ended March 31, 1995 was

                            HMG WORLDWIDE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

comprised principally of state and local tax alternative minimum taxes. The income tax provision for the three months ended March 31, 1994 represents an effective rate of 41.5% comprised of 30.1% relating to Federal taxes and 11.4% for state and local taxes. The Federal statutory rate of 34% is greater than the above Federal effective rate due to the effect of the deduction for state and local income taxes. The three months ended March 31, 1994 income tax provision is offset to the extent of $312,000, resulting from the income tax benefit of utilizing the net operating loss carryforward available to the Company. The net income tax provision of $73,000 for the three months ended March 31, 1994 results principally from Federal, state and local alternative minimum taxes.

Inflation

     The  effect  of  inflation  on  the   Company's  operations  has  not  been
significant to date.

Backlog

     At March 31, 1995, the Company's aggregate backlog was approximately $19.1 million as compared to $19.5 million and $18.7 million at December 31, 1994 and March 31, 1994, respectively. Approximately 54% of such backlog at March 31, 1995 was attributable to three customers. The Company anticipates that substantially all such backlog at March 31, 1995 will be filled during the next nine months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature, and size of its merchandising system programs, the Company's backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1995 and December 31, 1994 aggregated $11.5 million and $6.5 million, respectively. In addition, at December 31, 1994, the Company had investments of $6.8 million in highly liquid marketable securities. The Company's increase in cash and cash equivalents of $5 million for the three months ended March 31, 1995 was due principally to the net effects of (i) net cash used in operations of $3.3 million, (ii) capital expenditures of $129,000, (iii) the addition of marketable securities as a component of cash and cash equivalents of $6.8 million, (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $1.8 million and (v) principal debt payments of $245,000. The Company's negative cash flows from operations for the three months ended March 31, 1995 resulted principally from the aggregate reduction of $493,000 of the Company's general liabilities, increases in current and other assets of $818,000, and a net loss from operations before non-cash charges of $2.0 million.

     The Company has outstanding a $3.9 million secured, five-year term loan from its bank lender (the "Term Loan") at March 31, 1995. The Term Loan is payable in equal quarterly installments through 1999 and bears interest at a rate per annum equal to either the banks prime rate plus 1 1/2% or the London Interbank Offered Rate plus 3 1/4%, at the Company's election. The Term Loan is secured by a pledge of all of the capital stock of certain of the Company's wholly owned subsidiaries and a lien on all of the assets of the
Company and certain of its subsidiaries.   The obligor of the Term Loan is  HMG
and the Term Loan is guaranteed by the Company and certain of its subsidiaries.

     The Company also has a $6.0 million secured, three-year revolving credit facility from the same bank lender. At March 31, 1995, there was $2.9 million outstanding thereunder. The revolving credit facility bears interest at a rate per annum equal to the bank's prime rate plus 1%. The revolving credit facility is secured by a pledge of all domestic accounts receivable of the Company. The obligor of the revolving credit facility is HMG and such facility is guaranteed by the Company and certain of its subsidiaries.

                            HMG WORLDWIDE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued



     Pursuant to the terms of the Term Loan and the revolving credit facility, the Company is required to maintain certain financial ratios and, among other things, is restricted from (i) declaring or paying any dividends, (ii) issuing any additional indebtedness and (iii) making capital expenditures and aggregate lease payments or incurring total employee compensation expense in excess of certain limitations. As of March 31, 1995, the Company was in compliance with all financial covenants under the Term Loan and revolving credit facility, as amended.

     Consistent with the Company's growth strategy, the Company is actively seeking new clients and developing new products to augment its current revenue shortfalls. Over the past nine months, the Company added to its staff 8 senior marketing personnel, each with extensive experience in in-store marketing. No assurances can be given that these efforts will result in any new clients or new commercially viable products.

     Due to the development lead time of between 6 to 18 months from initial concept to a national roll out of a merchandising display system, revenues that may be generated by the new personnel will not begin to be realized until the second half of 1995 or early 1996. The Company is currently assessing certain components of its cost structure to reduce certain fixed expenses in order to reduce the impact of the current reduction in net revenues experienced by the Company.

     As a result of the budgetary restraints of certain of the Company's clients and consequent reduced shipments to such clients discussed above, the Company believes that it may continue to experience revenue shortfalls during the first nine months of 1995 while it seeks to diversify its client base and improve its cost and expense structures. Due to the size of the merchandising display system programs and the underlining timing of the shipment of the orders thereof, the potential ranges of revenue shortfalls cannot be estimated with adequate certainty at this time. However, the Company believes its current cash and short-term investments, backlog, future cash flows from operations, continued management of working capital requirements and availability under its revolving credit facility will be sufficient to support its debt service requirements and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HMG Worldwide Corporation
                                         (Registrant)







Date: May 12, 1995                       /s/  Robert  V.   Cuddihy,  Jr.
      ------------                       ---------------------------------------
                                         Robert V. Cuddihy, Jr.
                                         Chief Operating Officer and
                                         Chief Financial Officer