Form 10-Q
period 1995-06-30
HMG WORLDWIDE CORP
filed 1995-08-14
CIK 756680

[DESCRIPTION] HMG WORLDWIDE CORPORATION


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 1995
                                      -------------
                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to
                                     -----   -----


Commission file number: 0-13121
                        -------

                            HMG Worldwide Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            13-3402432
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


  475 Tenth Avenue, New York, NY                                  10018
--------------------------------------                      ------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (212)736-2300
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

                                   Yes         No
                                       ------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at August 10, 1995
----------------------------                  ------------------------------
Common Stock, $.01 par value                             7,567,517

Part I. Financial Information
                                    Item 1.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                      June 30, 1995 December 31, 1994
                                      ------------- -----------------
                                       (unaudited)

                              ASSETS


Current assets:
  Cash and cash equivalents              $11,352          $ 6,469
  Marketable securities                                     6,828
  Accounts receivable - less
    allowance for doubtful
    accounts of $636 and $773              8,075            7,913
  Inventory                                5,153            4,307
  Prepaid expenses                           497              840
  Other current assets                       440              337
                                         -------          -------
    Total current assets                  25,517           26,694

Property and equipment - net               2,586            2,915
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $610 and $436                         6,365            6,539
Other assets                                 475              570
                                         -------          -------
                                         $34,943          $36,718
                                         =======          =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                $ 8,303          $ 2,054
  Accounts payable                         4,966            4,084
  Accrued employee compensation
    and benefits                           1,385            1,371
  Deferred revenue                           878            1,380
  Accrued expenses                           556              761
  Other current liabilities                2,307            2,925
                                         -------          -------
     Total current liabilities            18,395           12,575

Long-term obligations                                       3,182
Other long-term liabilities                  738              738
                                         -------          -------
                                          19,133           16,495
                                         -------          -------
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    7,567,517 and 7,557,351 issued
    and outstanding                           76               76
  Additional paid-in capital              33,258           33,248
  Accumulated deficit                    (17,616)         (13,140)
  Foreign currency translation
    adjustments                               92               39
                                         -------          -------
                                          15,810           20,223
                                         -------          -------
                                         $34,943          $36,718
                                         =======          =======

         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------

                                  1995        1994          1995      1994
                                  ----        ----          ----      ----

Net revenues                    $11,085     $15,041       $22,035    $32,667

Cost of revenues                  9,050      10,370        17,666     23,130
                                -------     -------       -------    -------
  Gross profit                    2,035       4,671         4,369      9,537

Selling, general and
 administrative expenses          4,149       3,690         8,789      7,461
                                -------     -------       -------     ------
  Income (loss) from
    operations                   (2,114)        981        (4,420)     2,076

Interest income                     158          11           317         30

Interest expense                   (195)       (171)         (356)      (357)

Other expense                                    (3)                      (3)
                                -------     -------       -------    -------
  Income (loss) before
   provision for income
   taxes                         (2,151)        818        (4,459)     1,746

Provision for income taxes           (6)        (41)          (17)      (114)
                                -------     -------       -------    -------
  Net income (loss)            ($ 2,157)    $   777      ($ 4,476)   $ 1,632
                                =======     =======       =======    =======
Net income (loss) per common
 and common equivalent
 share                         ($  0.28)    $  0.13      ($  0.59)   $  0.27
                                =======     =======       =======    =======
Weighted average number
 of common and common
 equivalent shares
 outstanding                  7,567,517   6,062,409     7,567,517  6,093,602
                              =========   =========     =========  =========



         See accompanying notes to consolidated financial statements.

HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                          Six Months Ended June 30,
                                          ------------------------
                                            1995             1994
                                            ----             ----

Cash flows from operating activities:
  Cash received from customers           $21,468          $28,347
  Interest received                          317               30
  Cash paid to suppliers                 (20,146)         (24,952)
  Cash paid to employees                  (6,214)          (6,760)
  Income taxes paid                          (11)             (46)
  Interest paid                             (357)            (521)
    Net cash used in                     -------          -------
      operating activities                (4,943)          (3,902)
                                         -------          -------
Cash flows from investing activities:
  Proceeds from redemption of
    marketable securities                  6,828
  Capital expenditures                      (166)            (246)
                                         -------          -------
    Net cash provided by
      (used in) investing
      activities                           6,662             (246)
                                         -------          -------
Cash flows from financing activities:
  Principal payment of a note
    payable issued in connection
    with an acquisition                                    (9,630)
  Net proceeds from exercise
    of stock options                          10              132
  Proceeds derived from a credit
    agreement                              3,557            3,295
  Proceeds from issuance of
    a note                                                  7,000
  Principal payments of
    outstanding debt obligations            (488)            (350)
                                         -------          -------
    Net cash provided by
      financing activities                 3,079              447
                                         -------          -------
Effect of exchange rate changes               85               93
                                         -------          -------
Net increase (decrease) in
  cash and cash equivalents                4,883           (3,608)

Cash and cash equivalents
  at beginning of year                     6,469            5,205
                                         -------          -------
Cash and cash equivalents
  at June 30                             $11,352          $ 1,597
                                         =======          =======


        See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                (in thousands)
                                  (unaudited)


                                          Six Months Ended June 30,
                                          ------------------------
                                            1995             1994
                                            ----             ----

Reconciliation of net income (loss)
  to net cash provided by (used in)
  operating activities:

Net income (loss)                        ($4,476)          $1,632

Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:

Depreciation and amortization                670              681

Decrease (increase) in assets:

  Accounts receivable                       (149)          (4,457)
  Inventory                                 (845)           1,892
  Prepaid expenses                           349              (63)
  Other assets                                (8)             285

Increase (decrease) in liabilities:

  Accounts payable                           875           (1,434)
  Deferred revenue                          (502)             122
  Accrued expenses                          (857)          (2,400)
  Accrued interest                                           (160)
                                           ------          ------
Net cash used in operating
  activities                              ($4,943)        ($3,902)
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

      The Consolidated Balance Sheet as of June 30, 1995, and the Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted.   These consolidated financial
statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 - INVENTORY

      Inventories at June 30, 1995 and December 31, 1994 consisted of the following:

                                         June 30,      December 31,
                                          1995             1994
                                          ----             ----
                                              (in thousands)

      Finished goods                     $1,291           $  698
      Work in process                       791              604
      Raw materials                       3,071            3,005
                                         ------           ------
                                         $5,153           $4,307
                                         ======           ======


NOTE 3 - INCOME TAXES

      At December 31, 1994, the Company had net operating loss carryforwards of approximately $10.9 million which expire during the years 2001 through 2010. As of June 30, 1995 and 1994, a valuation allowance of approximately $6.1 million and $3.9 million, respectively, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

      Components of income tax expense for the six months ended June 30, 1995 and 1994 are as follows:

                                        Six Months Ended June 30,
                                        -------------------------
                                          1995             1994
                                          ----             ----
                                              (in thousands)

      Income tax provision               $   17           $  731
      Income tax benefit of net
        operating loss carryforwards                        (617)
                                         ------           ------
                                         $   17           $  114
                                         ======           ======

NOTE 4 - SUBSEQUENT EVENT:  REVOLVING CREDIT AGREEMENT

      On July 28, 1995, the Company amended and restated its revolving credit agreement ("Credit Agreement") and prepaid and retired its secured, five-year term loan ("Term Loan") with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable, and the Company's cash and marketable securities or $10.0 million. The Company used funds available under the Credit
Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable.

      Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The Company is required to pay a quarterly commitment fee at a rate of 1/2 of 1% per annum on the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness,
(iii) capital expenditures and (iv) aggregated lease payments.

                                    Item 2.
                           HMG WORLDWIDE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE
  THREE MONTHS ENDED JUNE 30, 1994

      Net revenues were $11.1 million for the three months ended June 30, 1995 as compared to $15.0 million for the three months ended June 30, 1994. The decrease in net revenues from period to period was due principally to the effects of (i) reductions in capital and marketing expenditures of two significant clients of $2.2 million, and (ii) a decline in net revenues from international operations of $668,000.

      Gross profit for the three months ended June 30, 1995 was $2.0 million as compared to $4.7 million for the three months ended June 30, 1994. The decrease in gross profit of $2.7 million was a result of the decline in net revenues and a decrease in gross margin. For the three months ended June 30, 1995 and 1994, the Company's gross margin was 18.4% and 31%, respectively. The gross margin decrease was due principally to (i) an unfavorable production revenue mix which resulted in a 8.4% decrease, (ii) the Company's acceptance and shipment of a new program valued at $807,000 with a new client at a negligible margin in order for the Company to demonstrate its capabilities which resulted in a 2% decrease and (iii) the underabsorption of fixed overhead expenses as a percent of net revenues of 2.2%.

      Selling, general and administrative ("SG&A") expense for the three months ended June 30, 1995 was $4.1 million as compared to $3.7 million for the comparable period in 1994. The increase in SG&A was due principally to
(i) the addition of new senior marketing personnel from period to period and (ii) the opening of a new marketing office in Detroit.

      For the three months ended June 30, 1995 the Company generated interest income of $158,000 as compared to $11,000 for the three months ended June 30, 1994. The increase was attributable to that portion of the net proceeds of the Company's public offering, not immediately required for the Company's operations, that were invested in interest bearing marketable securities and commercial paper.

      As a result of the foregoing factors, the Company generated a net loss of $2.2 million, or $0.28 per share, for the three months ended June 30, 1995 as compared to net income of $777,000, or $0.13 per share, for the three months ended June 30, 1994.


SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE
  SIX MONTHS ENDED JUNE 30, 1994

      Net revenues were $22 million for the six months ended June 30, 1995 as compared to $32.7 million for the six months ended June 30, 1994. The decrease in revenues from period to period of $10.7 million was due principally to the effects of (i) reductions in capital and marketing expenditures of two significant clients of $6.4 million and (ii) a decline in net revenues from international operations of $1.6 million.

Gross profit for the six months ended June 30, 1995 was $4.4 million as compared to $9.5 million for the comparable 1994 period. The decrease in gross profit of $5.1 million was due principally to the decline in net revenues and a decrease in gross margin. For the six months ended June 30, 1995 and 1994, the Company's gross margin was 19.8% and 29.2%, respectively. The decrease of 9.4% was due principally to (i) an unfavorable production revenue mix which resulted in a 5.7% decrease, (ii) the Company's acceptance and shipment of a new program valued at $807,000 with a new client at a negligible margin in order for the Company to demonstrate its capabilities which resulted in a 1% decrease and (iii) the underabsorption of fixed overhead expenses as a percent of net revenues of 2.7%.

      SG&A expense for the six months ended June 30, 1995, was $8.8 million as compared to $7.5 million for the comparable period in 1994. The $1.3 million increase was principally due to (i) the addition of new senior marketing personnel from period to period and (ii) the opening of a new marketing office in Detroit.

      Interest income was $317,000 for the six months ended June 30, 1995 as compared to $30,000 for the six months ended June 30, 1994. The increase was attributable to that portion of the net proceeds of the Company's public offering, not immediately required for the Company's operations, that were invested in interest bearing marketable securities and commercial paper.

      As a result of the foregoing factors, the Company generated a net loss of $4.5 million, or $0.59 per share, for the six months ended June 30, 1995 as compared to net income of $1.6 million, or $0.27 per share, for the six months ended June 30, 1994.

STOCKHOLDERS' EQUITY

      Stockholders' equity decreased $4.4 million to $15.8 million at June 30, 1995 from $20.2 million at December 31, 1994. The decrease in stockholders' equity is due principally to the net loss of $4.5 million.

INCOME TAXES

      At December 31, 1994, the Company had net operating loss carryforwards of approximately $10.9 million which expire during the years 2001 through 2010.

      The Company's income tax provision for the six months ended June 30, 1995 was $17,000 as compared to $731,000 for the six months ended June 30, 1994. The income tax provision for the six months ended June 30, 1995 was comprised principally of state and local taxes and for the six months ended June 30, 1994, state and local alternative minimum taxes. The income tax provision for the six months ended June 30, 1994 represents an effective rate of 45.9% comprised of 30% relating to Federal taxes and 15.9% for state and local taxes. The Federal statutory rate of 34% is greater than the above Federal effective rate due to the effect of the deduction for state and local income taxes. The income tax provision for the six months ended June 30, 1994 is offset to the extent of $617,000 resulting from the income tax benefit of utilizing the net operating loss carryforward available to the Company. The net income tax provision of $114,000 for the six months ended June 30, 1994 results principally from Federal, state and local alternative minimum taxes.

INFLATION

      The effect of inflation on the Company's operations has not been significant to date.

BACKLOG

      At June 30, 1995, the Company's aggregate backlog was approximately $25.9 million as compared to $19.5 million and $28.1 million at December 31, 1994 and June 30, 1994, respectively. Approximately 55% of such backlog was attributable to three customers. The Company anticipates that substantially all such backlog at June 30, 1995 will be filled during the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature, and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at June 30, 1995 and December 31, 1994 aggregated $11.4 million and $6.5 million, respectively. In addition, at December 31, 1994 the Company had investments of $6.8 million in highly liquid marketable securities. The Company's increase in cash and cash equivalents of $4.9 million for the six months ended June 30, 1995 was due principally to the net effects of (i) net cash used in operations of $4.9 million, (ii) capital expenditures of $166,000, (iii) the addition of marketable securities as a component of cash and cash equivalents of $6.8 million, (iv) proceeds from borrowings under the Company's line of credit with its bank lender of $3.6 million and (v) principal debt payments of $488,000. The Company's negative cash flows from operations for the six months ended June 30, 1995 resulted principally from the aggregate reduction of $490,000 of the Company's general liabilities, increases in current and other assets of $653,000, and a net loss from operations before non-cash charges of $3.8 million.

      On July 28, 1995, the Company amended and restated the Credit Agreement and prepaid and retired its Term Loan with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable, and the Company's cash and marketable securities or $10.0 million. The Company used funds available under the Credit Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable.

      Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The Company is required to pay a quarterly commitment fee at a rate of 1/2 of 1% per annum on the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments. At June 30, 1995, the Company had an aggregate of $8.3 million in borrowings with its bank. Additionally, the Company was in compliance with all financial covenants under the Credit Agreement, as amended and restated.

      Consistent with the Company's growth strategy, the Company is actively seeking new clients and developing new products to augment its current revenue shortfalls. Over the past twelve months, the Company added to its staff 8 senior marketing personnel, each with extensive experience in in-store marketing. No assurances can be given that these efforts will result in any new clients or new commercially viable products.

      Due to developmental lead time of between 6 and 18 months from initial concept to national roll-out of a merchandising display system, revenues that may be generated by the new personnel will not begin to be realized until the second half of 1995 or early 1996. The Company is reassessing certain components of its cost structure. To date, the Company has identified and begun implementing a cost reduction program, with the anticipation that such actions will generate estimated annual cost savings of $3.0 million, in order to mitigate the impact of the current reduction in net revenues experienced by the Company. There can be no assurance that such actions will be successful in these regards.

      As a result of the budgetary restraints of certain of the Company's clients and consequent reduced shipments to such clients discussed above, the Company believes that it may continue to experience revenue shortfalls during 1995 while it seeks to diversify its client base and improve its cost and expense structures. Due to the size of the merchandising display system programs and the underlining timing of the shipment of the orders thereof, the potential ranges of revenue shortfalls cannot be estimated with adequate certainty at this time. However, the Company believes its current cash and short-term investments, backlog, future cash flows from operations, continued management of working capital requirements and availability under its revolving credit facility will be sufficient to support its debt service requirements and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HMG Worldwide Corporation
                                                (Registrant)





Date: August 12, 1995                           /s/ Robert V. Cuddihy, Jr.
      ---------------                           ---------------------------
                                                Robert V. Cuddihy, Jr.
                                                Chief Operating Officer and
                                                Chief Financial Officer