Form 10-Q
period 1995-09-30
HMG WORLDWIDE CORP
filed 1995-11-14
CIK 756680

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.   20549

                         FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: SEPTEMBER 30, 1995
                                     ------------------

                         or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

Commission file number: 0-13121
                        -------


                 HMG Worldwide Corporation
  ------------------------------------------------------
  (Exact name of registrant as specified in its charter)

            Delaware                               13-3402432
-------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer)
incorporation or organization)                 Identification No.)

   475 Tenth Avenue, New York, NY                     10018
---------------------------------------        -------------------
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

                 Yes             No
                    ------         ------

           APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at November 10, 1995
----------------------------           --------------------------------
Common Stock, $.01 par value                       7,567,517

                 Part I. Financial Information
                             Item 1.

           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                               September 30, 1995    December 31,1994
                               ------------------    ----------------
                                   (unaudited)

                       ASSETS

Current assets:
  Cash and cash equivalents          $ 9,242          $ 6,469
  Marketable securities                                 6,828
  Accounts receivable - less
    allowance for doubtful
    accounts of $643 and $773         12,981            7,913
  Inventory                            4,787            4,307
  Prepaid expenses                       322              840
  Other current assets                   470              337
                                     -------          -------
    Total current assets              27,802           26,694

Property and equipment - net           2,516            2,915
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $697 and $436                     6,278            6,539
Other assets                             476              570
                                     -------          -------
                                     $37,072          $36,718
                                     =======          =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations            $ 9,683          $ 2,054
  Accounts payable                     6,036            4,084
  Accrued employee compensation
    and benefits                       1,625            1,371
  Deferred revenue                     1,154            1,380
  Accrued expenses                       581              761
  Other current liabilities            1,498            2,925
                                     -------          -------
     Total current liabilities        20,577           12,575

Long-term obligations                                   3,182
Other long-term liabilities            1,208              738
                                     -------          -------
                                      21,785           16,495
                                     =======          =======

Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    7,567,517 and 7,557,351 issued
    and outstanding                       76               76
  Additional paid-in capital          33,258           33,248
  Accumulated deficit                (18,131)         (13,140)
  Foreign currency translation
    adjustments                           84               39
                                     -------          -------
                                      15,287           20,223
                                     -------          -------
                                     $37,072          $36,718
                                     =======          =======


  See accompanying notes to consolidated financial statements.


                HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)
                                (unaudited)


                            Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                            ------------------            -----------------

                             1995         1994            1995         1994
                             ----         ----            ----         ----

Net revenues               $13,662      $14,849         $35,697      $47,516

Cost of revenues            10,483       11,006          28,149       34,136
                           -------      -------         -------      -------

  Gross profit               3,179        3,843           7,548       13,380

Selling, general and
  administrative expenses    3,632        3,223          12,421       10,684
                           -------      -------         -------      -------

  Income (loss) from
    operations                (453)         620          (4,873)       2,696

Interest income                132           87             449          117

Interest expense              (232)        (161)           (588)        (518)

Other income                    30          161              30          158
                           -------       ------         -------      -------

  Income (loss) before
    provision for income
    taxes                     (523)         707          (4,982)       2,453

Provision for income taxes       8          (49)             (9)        (163)
                            ------      -------         -------      -------

  Net income (loss)        ($  515)     $   658        ($ 4,991)     $ 2,290
                            ======      =======         =======      =======
Net income (loss)
 per common and
 common equivalent
 share                     ($ 0.07)     $  0.09        ($  0.66)     $  0.35
                            ======      =======         =======      =======

Weighted average number
  of common and common
  equivalent shares
  outstanding            7,567,517    7,418,520       7,567,517    6,535,241
                         =========    =========       =========    =========


See accompanying notes to consolidated financial statements.


           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)


                                       Nine Months Ended September 30,
                                       ------------------------------
                                           1995              1994
                                           ----              ----

Cash flows from operating activities:
  Cash received from customers           $30,494           $45,100
  Interest received                          449               117
  Cash paid to suppliers                 (29,702)          (36,021)
  Cash paid to employees                  (8,871)           (9,903)
  Income taxes paid                           (9)              (46)
  Interest paid                             (588)             (678)
    Net cash used in                     -------           -------
     operating activities                 (8,227)           (1,431)
                                         =======           =======

Cash flows from investing activities:
  Proceeds from redemption (purchases)
    of marketable securities               6,828           (13,143)
  Capital expenditures                      (361)             (455)
    Net cash provided by                 -------           -------
      (used in) investing
      activities                           6,467           (13,598)
                                         -------           -------
Cash flows from financing activities:
  Principal payment of a note
    payable issued in connection
    with an acquisition                                     (9,630)
  Net proceeds from exercise
    of stock options                          10               132
  Proceeds derived from a credit
    agreement                              4,936
  Proceeds from issuance of
    common stock                                            17,841
  Proceeds from issuance of
    a note                                                   7,000
  Principal payments of
    outstanding debt obligations            (488)           (2,701)
    Net cash provided by                 -------           -------
       financing activities                4,458            12,642
                                         -------           -------

Effect of exchange rate changes               75               107
                                         -------           -------
Net increase (decrease) in
  cash and cash equivalents                2,773            (2,280)

Cash and cash equivalents
  at beginning of year                     6,469             5,205
                                         -------           -------
Cash and cash equivalents
  at September 30                        $ 9,242           $ 2,925
                                         =======           =======

           See accompanying notes to consolidated financial statements.


                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (in thousands)
                              (unaudited)

                                       Nine Months Ended September 30,
                                       ------------------------------
                                           1995              1994
                                           ----              ----

Reconciliation of net income (loss)
  to net cash provided by (used in)
  operating activities:

Net income (loss)                       ($ 4,991)         ($ 2,290)

Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:

Other income                                                   (94)
Depreciation and amortization              1,021             1,027

Decrease (increase) in assets:

  Accounts receivable                     (5,058)           (2,325)
  Inventory                                 (479)            3,547
  Prepaid expenses                           518              (121)
  Other assets                               (38)             (185)

Increase (decrease) in liabilities:

  Accounts payable                         1,946              (910)
  Deferred revenue                          (226)              (70)
  Accrued expenses                          (920)           (4,430)
  Accrued interest                                            (160)
                                         -------           -------
Net cash used in operating
  activities                            ($ 8,227)         ($ 1,431)
                                         =======           =======

  See accompanying notes to consolidated financial statements.

        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (unaudited)

Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation (the "Company") is comprised of five wholly-owned subsidiaries, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe B.V. ("HMGBV") and Electronic Voting Systems, Inc. ("EVS"). HMG conducts its operations worldwide with full service offices located in New York, New Jersey and Chicago.

     The Consolidated Balance Sheet as of September 30, 1995, and the Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

     Inventories at September 30, 1995 and December 31, 1994 consisted of the following:
                                        September 30,     December 31,
                                            1995              1994
                                            ----              ----
                                                (in thousands)

     Finished goods                       $  593            $  698
     Work in process                         528               604
     Raw materials                         3,666             3,005
                                          ------            ------
                                          $4,787            $4,307
                                          ======            ======

Note 3 - Income Taxes

     At December 31, 1994, the Company had net operating loss carryforwards of approximately $10.9 million which expire during the years 2001 through 2010. As of September 30, 1995 and 1994, a valuation allowance of approximately $6.7 million and $3.6 million, respectively, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

     Components of income tax expense for the nine months ended
September 30, 1995 and 1994 are as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1995              1994
                                            ----              ----
                                                (in thousands)

      Income tax provision                 $    9            $1,032
      Income tax benefit of net
        operating loss carryforwards                           (869)
                                           ------            ------
                                           $    9            $  163
                                           ======            ======

                 HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                        (unaudited)

Note 4 - Revolving Credit Agreement

     On July 28, 1995, the Company amended and restated its revolving credit agreement ("Credit Agreement") and prepaid and retired its secured, five-year term loan ("Term Loan") with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Company used funds available under the Credit Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, and marketable securities and accounts receivable.

     Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The Company is required to pay a quarterly commitment fee at a rate of half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict
(i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments.

Note 5 - Subsequent Events

Acquisition and Supply Contract
     The Company has entered into an agreement with Benson Eyecare Corporation ("Benson") which contemplates that Benson's Foster Grant Group ("Foster Grant") subsidiary will enter into a long-term supply contract with HMG and the Company will acquire Benson's display assembly operations. In particular, at closing, Foster Grant will enter into a seven year agreement with HMG which, subject to certain conditions, contemplates Foster Grant purchasing a minimum of $4.5 million per year on average from HMG and further contemplates Foster Grant placing at least 70% of its merchandising display orders with HMG.

     The Company will also acquire Benson's display assembly business which is located in Reading, PA where the unit owns and operates a 125,000 square foot, multi-story production facility. In addition to acquiring the facility, the Company will acquire additional assets including production equipment and display inventory and will also assume certain pre-existing obligations, which the Company estimates will approximate $3.2 million at closing. The closing, which is scheduled to occur prior to December 31, 1995, is subject to several conditions including consent from the Company's lending institution, a phase I environmental study of the Reading facility and certain financial due diligence to be performed by the Company.

European Marketing Agreement
     Effective October 1, 1995, the Company entered into a three year marketing support and equipment sale agreement ("European Agreement") with Turbo Screen, B.V., a wholly-owned subsidiary of Tchai Holdings, B.V. ("Tchai") of the Netherlands. Pursuant to the terms of the European Agreement, Tchai will provide HMG with production and product development support and employ four of HMGBV's five employees. In addition, Tchai
paid HMG $30,000 for certain equipment.   HMG and Tchai have also agreed
to supply one another with marketing leads. Commissions ranging from 2%- 10% of resulting sales will be paid to the party which supplied the successful introduction.

                          Item 2.
        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Acquisition and Supply Contract
     The Company has entered into an agreement with Benson Eyecare Corporation ("Benson") which contemplates that Benson's Foster Grant Group ("Foster Grant") subsidiary will enter into a long-term supply contract with HMG and the Company will acquire Benson's display assembly operations. In particular, at closing, Foster Grant will enter into a seven year agreement with HMG which, subject to certain conditions, contemplates Foster Grant purchasing a minimum of $4.5 million per year on average from HMG and further contemplates Foster Grant placing at least 70% of its merchandising display orders with HMG.

     The Company will also acquire Benson's display assembly business which is located in Reading, PA where the unit owns and operates a 125,000 square foot, multi-story production facility. In addition to acquiring the facility, the Company will acquire additional assets including production equipment and display inventory and will also assume certain pre-existing obligations, which the Company estimates will approximate $3.2 million at closing. The closing, which is scheduled to occur prior to December 31, 1995, is subject to several conditions including consent from the Company's lending institution, a phase I environmental study of the Reading facility and certain financial due diligence to be performed by the Company.

European Marketing Agreement
     Effective October 1, 1995, the Company entered into a three year marketing support and equipment sale agreement ("European Agreement") with Turbo Screen, B.V., a wholly-owned subsidiary of Tchai Holdings, B.V. ("Tchai") of the Netherlands. Pursuant to the terms of the European Agreement, Tchai will provide HMG with production and product development support and employ four of HMGBV's five employees. In addition, Tchai
paid HMG $30,000 for certain equipment.   HMG and Tchai have also agreed
to supply one another with marketing leads. Commissions ranging from 2%- 10% of resulting sales will be paid to the party which supplied the successful introduction. As a consequence of the European Agreement, the Company will retain one employee, close its Holland office, coordinate its marketing efforts through Tchai and substantially reduce its operating expenses in Europe.


Three Months Ended September 30, 1995 as Compared to the
  Three Months Ended September 30, 1994


     Net revenues were $13.7 million for the three months ended September 30, 1995 as compared to $14.8 million for the three months ended September 30, 1994. The decrease in net revenues from period to period was due principally to the effects of (i) a decline in net revenues from international operations of $252,000 and (ii) a decrease in shipments from period to period of the Company's merchandising systems due principally to reductions in capital and marketing expenditures of two significant clients.

     Gross profit for the three months ended September 30, 1995 was $3.2 million as compared to $3.8 million for the three months ended September 30, 1994. The decrease in gross profit of $664,000 was a result of the decline in net revenues and a decrease in gross margin. For the three months ended September 30, 1995 and 1994, the Company's gross margin was 23.3% and 25.9%, respectively. The gross margin decrease was due principally to (i) an unfavorable production revenue mix which resulted in a 1.7% decrease and (ii) the underabsorption of fixed overhead expenses as a percent of net revenues of 0.9%.

        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Selling, general and administrative ("SG&A") expense for the three months ended September 30, 1995 was $3.6 million as compared to $3.2 million for the comparable period in 1994. The increase in SG&A was due principally to (i) the addition of new senior marketing personnel from period to period and (ii) the opening of a new marketing office in Detroit, MI.

     For the three months ended September 30, 1995, the Company generated interest income of $132,000 as compared to $87,000 for the three months ended September 30, 1994. The increase was attributable to that portion of the net proceeds of the Company's 1994 public offering, not immediately required for the Company's operations, that were invested in interest bearing marketable securities and commercial paper.

     For the three months ended September 30, 1995, the Company incurred interest expense of $232,000 as compared to $161,000 for the three months ended September 30, 1994. The increase in interest expense was due principally to additional borrowings offset by a reduction in the net interest rate of 1.25%.

     As a result of the foregoing factors, the Company generated a net loss of $515,000, or $0.07 per share, for the three months ended September 30, 1995 as compared to net income of $658,000, or $0.09 per share, for the three months ended September 30, 1994.

Nine Months Ended September 30, 1995 as Compared to the
  Nine Months Ended September 30, 1994

     Net revenues were $35.7 million for the nine months ended September 30, 1995 as compared to $47.5 million for the nine months ended September 30, 1994. The decrease in revenues from period to period of $11.8 million was due principally to the effects of (i) reductions in capital and marketing expenditures of two significant clients of $7.6 million and (ii) a decline in net revenues from international operations of $1.8 million.

     Gross profit for the nine months ended September 30, 1995 was $7.5 million as compared to $13.4 million for the comparable 1994 period. The decrease in gross profit of $5.9 million was due principally to the decline in net revenues and a decrease in gross margin. For the nine months ended September 30, 1995 and 1994, the Company's gross margin was 21.1% and 28.2%, respectively. The decrease of 7.1% was due principally to (i) an unfavorable production revenue mix which resulted in a 4.6% decrease, (ii) the Company's acceptance and shipment of a new program valued at $807,000 with a new client at a negligible margin in order for the Company to demonstrate its capabilities which resulted in a 0.6% decrease and (iii) the underabsorption of fixed overhead expenses as a percent of net revenues of 1.9%.

     SG&A expense for the nine months ended September 30, 1995, was $12.4 million as compared to $10.7 million for the comparable period in 1994. The $1.7 million increase was principally due to (i) the addition of new senior marketing personnel from period to period and (ii) the opening of a new marketing office in Detroit, MI.

     Interest income was $449,000 for the nine months ended September 30, 1995 as compared to $117,000 for the nine months ended September 30, 1994. The increase was attributable to that portion of the net proceeds of the Company's public offering, not immediately required for the Company's operations, that were invested in interest bearing marketable securities and commercial paper.

        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     For the nine months ended September 30, 1995, the Company incurred interest expense of $558,000 as compared to $518,000 for the nine months ended September 30, 1994. The increase in interest expense was due principally to an increase in net borrowings.

     As a result of the foregoing factors, the Company generated a net loss of $5.0 million, or $0.66 per share, for the nine months ended September 30, 1995 as compared to net income of $2.3 million, or $0.35 per share, for the nine months ended September 30, 1994.

Stockholders' Equity

     Stockholders' equity decreased $4.9 million to $15.3 million at September 30, 1995 from $20.2 million at December 31, 1994. The decrease in stockholders' equity is due principally to the net loss of $5 million.

Income Taxes

     At December 31, 1994, the Company had net operating loss carryforwards of approximately $10.9 million which expire during the years 2001 through 2010.

     The Company's income tax provision for the nine months ended
September 30, 1995 was $9,000 as compared to $163,000 for the nine months ended September 30, 1994. The income tax provision for the nine months ended September 30, 1995 was comprised principally of state and local alternative minimum taxes. The income tax provision for the nine months ended September 30, 1994 represents an effective rate of 46.1% comprised of 29.9% relating to Federal taxes and 16.2% for state and local taxes. The Federal statutory rate of 34% is greater than the above Federal effective rate due to the effect of the deduction for state and local income taxes. The income tax provision for the nine months ended September 30, 1994 is offset to the extent of $869,000 resulting from the income tax benefit of utilizing the net operating loss carryforward available to the Company.
The net income tax provision of $163,000 for the nine months ended
September 30, 1994 results principally from Federal, state and local alternative minimum taxes.

Inflation

     The effect of inflation on the Company's operations has not been significant to date.

Backlog

     At September 30, 1995, the Company's aggregate backlog was approximately $21.4 million as compared to $19.5 million and $21.5 million at December 31, 1994 and September 30, 1994, respectively. Approximately 48% of such backlog was attributable to two customers. The Company anticipates that substantially all such backlog at September 30, 1995 will be filled during the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature, and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1995 and December 31,
1994 aggregated $9.2 million and $6.5 million, respectively. In addition, at December 31, 1994 the Company had investments of $6.8 million in highly liquid marketable securities. The Company's increase in cash and cash equivalents of $2.8 million for the nine months ended September 30, 1995 was due principally to the net effects of (i) net cash used in operations of $8.2 million, (ii) capital expenditures of $361,000, (iii) the addition of marketable securities as a component of cash and cash equivalents of $6.8 million, (iv) proceeds from borrowings under the Company's line of credit with its bank lender of $4.9 million and (v) principal debt payments of $488,000. The Company's negative cash flows from operations for the nine months ended September 30, 1995 resulted principally from the aggregate of (i) an increase in current and other assets of $5 million,
(ii) an increase of $809,000 of the Company's general liabilities and
(iii) the net loss from operations before non-cash charges of $4 million.

     On July 28, 1995, the Company amended and restated the Credit Agreement and prepaid and retired its Term Loan with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Company used funds available under the Credit Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable.

     Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The Company is required to pay a quarterly commitment fee at a rate of half of 1% per annum on the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments. At September 30, 1995, the Company had an aggregate of $9.7 million in borrowings with its bank. Additionally, the Company was in compliance with all financial covenants under the Credit Agreement, as amended and restated.

     Consistent with the Company's growth strategy, the Company is actively seeking new clients and developing new products to augment its current revenue shortfalls. Over the past twelve months, the Company (i) added to its staff senior marketing personnel, each with extensive experience in in-store marketing, (ii) consummated a three year marketing support and equipment sale agreement in Europe which substantially reduces the Company's European overhead expenses and (iii) will be entering into a seven year merchandising display agreement with Benson's Foster Grant Group and will acquire Benson's display operations whereby the closing is expected to occur in December, 1995. No assurances can be given that these efforts will result in any new clients or new commercially viable products.

     Due to developmental lead time of between 6 and 18 months from initial concept to national roll-out of a merchandising display system, revenues that may be generated by the new personnel will not begin to be realized until 1996. The Company is reassessing certain components of its cost structure. To date, the

       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


Company has identified and begun implementing a cost reduction program, with the anticipation that such actions will generate estimated annual cost savings of $3.0 million, in order to mitigate the impact of the current reduction in net revenues experienced by the Company. There can be no assurance that such actions will be successful in these regards.

     As a result of the budgetary restraints of certain of the Company's clients and consequent reduced shipments to such clients discussed above, the Company believes that it may continue to experience revenue shortfalls during 1995 while it seeks to diversify its client base and improve its cost and expense structures. Due to the size of the merchandising display system programs and the underlining timing of the shipment of the orders thereof, the potential ranges of revenue shortfalls cannot be estimated with adequate certainty at this time. However, the Company believes its current cash and short-term investments, backlog, future cash flowsfrom operations, continued management of working capital requirements and availability under its revolving credit facility will be sufficient to support its debt service requirements, the acquisition of Benson's display operations and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMG Worldwide Corporation
                                        (Registrant)




Date: November 10, 1995                 /s/ Robert V. Cuddihy, Jr.
                                        Robert V. Cuddihy, Jr.
                                        Chief Operating Officer and
                                        Chief Financial Officer