Form 10-K
period 1995-12-31
HMG WORLDWIDE CORP
filed 1996-04-01
CIK 756680

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
(Mark One)                                FORM 10-K
   x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the fiscal year ended            December 31, 1995
                         -----------------------------------------------
                                           or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the  transition  period  from              to
                                 --------------  ---------------
                              Commission file number     0-13121
                                                    ------------
                               HMG WORLDWIDE CORPORATION
- ------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)
   DELAWARE                                        13-3402432
- ---------------------------------              ------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

475 Tenth Avenue, New York, New York               10018
- ------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)
Registrant's telephone number, including area code (212) 736-2300
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
- -------------------     -----------------------------------------
     None
- -------------------     -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par  value
- ------------------------------------------------------------------------
                              (Title of class)



                              (Title of class)
- ------------------------------------------------------------------------
Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X... No......

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes....... No.........

The number of shares outstanding of the Registrant's common stock is 7,567,517 (as of 3/19/96)

The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $8,567,666 (as of 3/19/96)

                 DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1. Business.

General Development of Business.

HMG Worldwide Corporation ("the Company"), which was incorporated in
1984, is one of the leading companies in the in-store marketing industry. The Company identifies the in-store marketing objectives of its clients and integrates research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising display systems intended to meet such objectives. The Company's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems frequently incorporate interactive displays (from basic flip-charts to touchscreen computer systems) to guide purchase decisions. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

The Company's clients include national and multi-national consumer products companies. The Company is increasingly providing its products and services to mass merchandisers, as well as chain drugstores and supermarkets.

The Company's operations are conducted through six wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe B.V. ("HMGBV"), Electronic Voting Systems, Inc. ("EVS") and HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark") with facilities in New York, New Jersey, Pennsylvania, Illinois and Texas.

Recent Acquisition and Material Agreements

Pursuant to an agreement, dated September 30, 1995, between the Company and Benson Eyecare Corporation ("Benson"), the Company acquired all of the outstanding capital stock of Benson's wholly-owned subsidiary Pennsylvania Optical Company (now known as HMG Intermark) by assuming $3.2 million of its liabilities comprised principally of under funded pension and employee
benefit obligations of approximately $2.5 million.   HMG Intermark had
theretofore been engaged in the fabrication and assembly of in-store merchandising displays, primarily for Foster Grant Group L.P. ("Foster Grant"), another of Benson's affiliated companies. The Company's acquisition of HMG Intermark also included a 131,000 square foot, multi-story production facility on three acres of property located in Reading, Pennsylvania, as well as, production equipment and display inventory.

In a concurrent transaction, the Company entered into a seven year supply contract ("Supply Contract") with Foster Grant which requires Foster Grant, subject to certain conditions, to purchase at least 70% of its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $4.5 million. In addition, Benson through its Foster Grant subsidiary advanced $1.0 million to the Company as a deposit against shipments of displays to be delivered in the first year of the Supply Contract, which will be applied against the first 25% of each display shipment.

Effective October 1, 1995, the Company entered into a three year marketing support and equipment sale agreement ("European Marketing Agreement") with Turbo Screen B.V., a wholly-owned subsidiary of Tchai Holdings B.V. ("Tchai") of the Netherlands. Pursuant to the terms of the European Marketing Agreement, Tchai will provide the Company with production and product development support and employ four of HMGBV's five employees.
In addition, Tchai paid the Company $30,000 for certain equipment. The Company and Tchai have also agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which supplies the successful introduction. As a consequence of the European Marketing Agreement the Company (i) retained one employee, (ii) closed its Holland office, (iii) will coordinate its European marketing efforts through Tchai and (iv) expects to substantially reduce its operating expenses in Europe.

Executive Offices
The Company's executive offices, together with those of its subsidiaries, are located at 475 Tenth Avenue, New York, New York 10018 and its telephone number is (212) 736-2300. Unless otherwise indicated, all references to the Company include all of its subsidiaries.

Industry Overview

The in-store marketing industry is an estimated $15 billion industry.
The Company believes point-of-purchase merchandising systems provide a more effective, measurable and low-cost means of attracting and influencing consumers than television, print or other traditional mass advertising media.

While television advertising costs have risen, the number of viewers per commercial has decreased because cable television has increased the number of channels available to viewers. Furthermore, remote control units and videocassette recorders have enabled viewers to avoid commercials. The growing number of special-interest magazines, which segment reader demographics, has similarly limited the effectiveness of print advertising while the cost of such advertising has also increased. The Company believes that a majority of all consumer brand purchase decisions are made on impulse at the point of sale. Point-of-purchase merchandising systems thus attract and influence consumers at the time when the majority of brand purchase decisions are made.

The Company believes retailers are also driving the growth of in-store marketing. Computerized bar-coding and scanner systems have enabled retailers to identify high-margin, high-turnover products and more easily allocate floor or shelf space to such products. Concurrently, consumer products companies have been faced with an increasing number of competitive products, including private-label offerings of retailers. As a result, many consumer products companies have sought to maximize the appeal and efficiency of their allocated space in retail stores. In-store merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems also are designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

Operations

General
The Company identifies the in-store marketing objectives of its clients and integrates research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising display systems intended to meet such objectives. The Company's systems are generally custom designed to fit each client's requirements and specifications. Typically, at the request of a client, the Company creates a customized prototype display system, which often includes packaging for the client's product in addition to the in-store merchandising display. Although clients occasionally provide the Company's creative design department with specific merchandising ideas, in most instances clients merely indicate the general nature of the display they desire and rely upon the Company's creative design department to conceive and create the merchandising system.

The Company's design and engineering departments work closely from conception through final assembly and field installation with each client's marketing and sales representatives and the retailers to facilitate the development of a merchandising system. The Company's design department, in concert with the client, develops alternative marketing ideas, which the Company's engineering department, upon approval by the client, develops into a prototype system. The Company's design and engineering departments employ CAD/CAM and Auto-CAD equipment which, among other things, enables the Company to design stock parts which can be easily incorporated into various projects as well as change project designs more easily and quickly in response to a client's needs.


If a client, after reviewing the Company's prototype, decides to test-market the display, the Company provides in-store research and market feasibility services to test such prototype. A client is often able to ascertain from the results of the Company's market studies whether the Company's merchandising systems are likely to lead to improved sales. If indicated by the results of its research, the Company will fine-tune or modify its prototype system for the client. The period from development to a volume purchase order typically spans 6 to 18 months. There can be no assurances that the development and test-marketing of a prototype for a client will ultimately lead to any volume orders.

Assembly
The Company has the internal capability to assemble its merchandising systems, as compared to many of its competitors which have no assembly facilities and must outsource assembly to third parties. Once the Company enters into a contract with a client to assemble display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the assembly in its own facilities or to outsource it to others. The Company's assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

All display systems, whether assembled by the Company or its independent subcontractors, are delivered to the Company's clients or directly to retail locations. Typically, there is some simple on-site assembly required, which is usually performed by the client's own personnel, although the Company will assist in on-site assembly if requested. The Company often provides clients with an "800" telephone service number to call for assistance in connection with on-site assembly.

Suppliers
The Company uses and has available a variety of outside sources to supply the raw materials and fabricated components used in its display systems. Such material and components are readily available from a number of sources. Although the Company designs the software for its interactive computer systems, it procures hardware components from a variety of third parties, which are also readily available from a number of sources. The Company has not experienced any significant disruptions from shortages or delivery delays, and believes that its present sources of supply are adequate.

International
The Company has entered into the three year European Marketing
Agreement with a wholly-owned subsidiary of Tchai whereby the Company will receive production and product development support. Each company has agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which supplies the successful introduction.

Products

The Company's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems frequently incorporate interactive displays (from basic flip-charts to touchscreen computer systems) to guide purchase decisions. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

Custom Displays
The Company designs, assembles and markets in-store custom display systems for consumer products companies as well as national and regional retailers. Its systems include in-store fixtures, shelf-management and category-management systems, freestanding displays and sales promotion materials. Examples of the Company's systems include the L'eggs(R) hosiery merchandising systems, the Pillsbury(R) dough display system and the shelf and pegboard system for Procter & Gamble's Cover Girl(R) and Max Factor(R) cosmetics line. The Company has also developed several "store-within-a-store" systems, whereby retail space is specifically devoted to a particular brand or category and is distinctly identifiable by appearance within the context of the overall retail environment. An example of a "store-within-a-store" designed and produced by the Company is the Bali(R) Boutique located in a variety of department stores.

Stock Displays
Although many of the Company's clients require custom merchandising systems, certain components therein can frequently be used in other systems. As a result, the Company has accumulated tools and molds for component parts and displays which are included in a catalogue and marketed to existing and new clients. Since the investment in time and money for the development and production of the tooling for the components and displays has already been made, the Company can provide many of its clients with a timely, low-cost solution to certain of their in-store merchandising needs. For example, the Company's System 35 is a freestanding display that can be ordered in 30 different size variations with multiple shelf configurations. The System 35 addresses consumer products companies' and retailers' needs for permanent island displays that, through color, size, number of shelves and header treatments, can be customized for a multitude of consumer products. The Company also markets a variety of standardized on-shelf modifications such as extrusions and dividers. These modifications offer the ability to differentiate display space by identifying brand or category space and provide an area for communication of information.

Interactive Systems
The Company's interactive display systems include shelf-edge and freestanding flip-charts, mechanical demonstration units and battery-powered and touchscreen computer systems. Computer-based systems are useful both as a point-of-purchase merchandising tool and an effective means of collecting and disseminating information. The interactive computer-based systems ask consumers to respond to a series of questions. After analyzing the consumer's responses, the system makes recommendations of appropriate products which are immediately available for purchase on the surrounding display. Computer-based systems also enable consumer products companies to retrieve market research information based upon consumers' responses, give consumers comprehensive and accurate product information and assist consumers when sales personnel are unavailable. The Company's sales of computer-based systems are directed toward large consumer products companies and mass merchandisers, which potentially can use such systems in quantities of 250 or more units.

Clients

The Company's clients include national and multi-national consumer products companies such as Sara Lee Corporation ("Sara Lee") and Procter & Gamble Co. ("P&G"), both of which have been clients for more than 19 years, as well as Clairol Corporation ("Clairol"), Hallmark Cards, Inc. ("Hallmark"), Kwikset Corporation and The Pillsbury Company. During 1995, the Company has been able to add such clients as Foster Grant, Meldisco Corporation, Motorola Cellular, Sony Computer Entertainment and expanded its services supplied to Wal*Mart Stores, Inc. ("Wal*Mart").

With the greater availability of information regarding in-store product turnover, the Company is increasingly providing its products and services to mass merchandisers, as well as chain drugstores and supermarkets. Wal*Mart, for example, has engaged the Company to design and assemble "store-within-a-store" systems to provide its stores with visually discreet merchandising displays that maximize space efficiencies. In addition, the Company works with certain consumer products companies and retailers which have recently entered into joint arrangements to develop and purchase their own "store-within-a-store" display systems with the intention of leasing portions thereof to yet other consumer products companies.

For the year ended December 31, 1995, Sara Lee, P&G and Wal*Mart accounted for approximately 24%, 11% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 1994, Sara Lee, P&G and Hallmark accounted for approximately 31%, 15% and 11%, respectively, of the Company's net revenues. For the year ended December 31, 1993, Sara Lee, P&G and Clairol accounted for approximately 25%, 21% and 20%, respectively, of the
Company's net revenues.   Although the Company's relationship with each of
Sara Lee and P&G spans more than 19 years, neither of such concerns is contractually bound to purchase the Company's products or services. The loss of either or both of such clients would have a material adverse effect on the Company.

Backlog

At December 31, 1995, the Company's aggregate backlog was $23.8 million, as compared to $19.5 million and $22.9 million at December 31, 1994 and 1993, respectively. Of such aggregate backlog at December 31, 1995, 66% was attributable to four clients. The Company anticipates that substantially all such backlog at December 31, 1995, will be filled during the next twelve months. In addition to the $23.8 million backlog at December 31, 1995, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $4.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1995 is $31.5 million of which the Company estimates that $4.0 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Marketing and Sales

Sales of the Company's merchandising displays and point-of-purchase services are generated by Michael Wahl, its chief executive officer, and by 22 other sales employees. The Company typically sells its in-store displays and display systems pursuant to separate purchase orders following customer approval of a prototype. However, the Company is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. In recent years the Company has also begun to enter retainer agreements with its customers to provide creative design services on an ongoing basis. To a limited extent, sales are also generated through independent sales representatives.

Warranties

The Company generally does not warrant its display systems to be free from defects in materials or workmanship but generally replaces any display system found to be defective. Such replacement costs historically have been minimal. The Company generally warrants its interactive point-of-purchase systems to be free from defects in materials or workmanship for periods ranging from 3 to 12 months. The particular warranty granted on each sale is generally determined on a client-by-client, product-by-product basis.

Patents

The Company has been issued numerous United States and foreign patents relating to certain components of its merchandising display systems and has several additional patent applications pending. The Company does not regard patent protection as being of material importance to its ability to successfully compete in the in-store merchandising display industry. The Company does not hold any patents or material copyrights with respect to its computer software. The Company relies upon confidentiality agreements, as well as restrictions on dissemination of information to employees, to safeguard its confidential information.

Competition

The custom display segment of the in-store marketing industry in which the Company primarily competes is very fragmented and highly competitive. Certain of the Company's competitors, including several diversified companies that not only design and assemble merchandising systems for their own products, but also provide such systems and services to unaffiliated concerns, may have greater financial and other resources than the Company. In addition, although the Company believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that the Company will maintain such advantages.

Most competitors generally operate on a local or regional level.
Additionally, competitors often specialize in only one particular aspect of the custom display segment. As a result, the Company is one of the largest
participants in this segment.   As consumer products companies and retailers
increasingly require vendors to offer comprehensive services and sophisticated technologies, many smaller operators, which are primarily privately held, may not have the capital resources, management skills and technical expertise necessary to compete. Consequently, the Company believes the demand for its products and services will increase and industry consolidation will occur.
The Company further believes it is well positioned to capitalize on such consolidation.

Employees

As of December 31, 1995, the Company employed 261 persons, including 4 executive officers, 145 in assembly, 15 in design, 11 in engineering, 37 in marketing and sales and 49 in administration. Approximately 70 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 2682 of the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, which expires April 30, 1997. Approximately 50 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 241 of the National Federation of Independent Unions, which expires January 1997. The Company believes that its current labor relations are good.

Financial Information about Foreign Operations and Export Sales

Reference is made to Note 13 in Notes to Consolidated Financial
Statements included in Item 8 hereof.

Item 2. Facilities.

The Company's executive offices are located at 475 Tenth Avenue, New
York, New York 10018, where it leases 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is $482,000. The Company also leases approximately 16,000 square feet of office space at 230 East Ohio Street in Chicago, Illinois at an annual base rental of approximately $244,000 pursuant to a lease which expires in June 1997.

The Company operates three assembly facilities, of which two facilities are located in Kearny, New Jersey and the third facility is located in Reading, Pennsylvania. In Kearny, the Company leases 155,000 square feet of space under a lease expiring in December 1996 at an annual base rental of $863,000. In addition, the Company leases 68,000 square feet of space at a second facility in Kearny under a lease expiring April 1996 at an annual base rental of $230,000. The Company's Reading, Pennsylvania facility is owned by the Company and is comprised of a 131,000 square foot multi-story production facility on three acres of property.


Item 3. Legal Proceedings.

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.

                                             Part II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

Market Information

The Company's Common Stock trades on The Nasdaq National Market
("Nasdaq") under the symbol "HMGC".   The following table sets forth the range
of the high and low sales prices for the Common Stock for the periods indicated.

                                              High                Low
                                              ----                ---


    1995
First quarter                             $  3-3/4             $ 2-31/64
Second quarter                               3                   1-1/4
Third quarter                                3-1/4               1-3/4
Fourth quarter                               3-1/16              1-15/16

    1994
First quarter                             $ 12                 $ 8-1/2
Second quarter                               8-1/2               6-1/2
Third quarter                                8-3/4               5-3/4
Fourth quarter                               6-3/8               3-1/8




At March 19, 1996, there were 361 holders of record and approximately 1,700 beneficial stockholders of the Company's Common Stock and the last reported sales price of the Common Stock on Nasdaq was $1-5/8 per share.

Dividend Policy

The Company has not paid dividends on the Common Stock since its inception.
 The Company intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, the Company is prohibited from paying cash dividends. See Note 7 in Notes to the Consolidated Financial
Statements.




Item 6. Selected Historical Financial Data.

The selected historical financial data presented below as of and for the years ended December 31, 1995, 1994 and 1993 have been derived from and should be read in conjunction with the Company's audited Consolidated Financial
Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. The selected financial data of the Company at and for the years ended December 31, 1995, 1994 and 1993 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants.


                                         Year Ended December 31,
                         -----------------------------------------------------

                         1995       1994      1993(a)       1992          1991
                         ----       ----      ------        ----          ----
                                   (in thousands, except per share data)


Statement of Operations Data:

Net revenues          $47,641      $55,578   $20,375         $3,750        $3,619

Loss from operations  (10,009)        (795)     (290)        (1,007)         (568)

Net loss             ($10,118)       ($963)     ($528)      ($1,083)      ($  634)
                      =======         ====       ====        ======        ======

Net loss per common
 and common
 equivalent share      ($1.34)      ($0.17)    ($0.13)       ($0.36)      ($0.34)
                        =====        =====      =====         =====        =====

Weighted average number of
  common and common
  equivalent shares
  outstanding          7,568        5,643       4,052         3,047        1,884
                       =====        =====       =====         =====        =====



                                            December  31,
                              -------------------------------------------
                              1995      1994     1993(a)    1992     1991
                              ----      ----     ------     ----     ----
                                             (in thousands)


Balance Sheet Data:


Cash and cash equivalents    $ 8,139  $ 6,469    $ 5,205    $ 428    $ 595
Working capital                2,624   14,119      2,579      599      146
Total assets                  32,648   36,718     33,022    3,637    2,292
Long-term debt                  -       3,182      6,330      398      478
Stockholders' equity          10,076   20,223      3,191    1,352      322


(a) Amounts reflect the consummation of the acquisition of the Acquired Companies from Saatchi & Saatchi PLC and certain of its subsidiaries on October 1, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Acquisition and Supply Contract

Pursuant to a purchase agreement dated September 30, 1995, the Company consummated the Benson transactions whereby Benson's Foster Grant subsidiary entered into a Supply Contract with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark. HMG Intermark owns and operates a 131,000 square foot, multi-story production facility where it principally manufactures and assembles a large portion of the in-store merchandising displays utilized by Foster Grant.

The Supply Contract, subject to certain conditions, requires Foster Grant to purchase a minimum of at least 70% of its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $4.5 million. In addition, Benson advanced through its Foster Grant subsidiary $1.0 million to the Company as a deposit against shipments of displays to be delivered in the first year of the Supply Contract, which will be applied against the first 25% of each display shipment.

The Company's results of operations and cash flows include those of HMG Intermark for the period October 1, 1995 to December 31, 1995.

European Marketing Agreement

Effective October 1, 1995, the Company entered into the three year
European Marketing Agreement with Turbo Screen B.V., a wholly-owned subsidiary of Tchai. Pursuant to the terms of the European Marketing Agreement, Tchai will provide the Company with production and product development support and employ four of five HMGBV employees. In addition, Tchai paid the Company $30,000 for certain equipment. The Company and Tchai have also agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which supplies the successful introduction. As a consequence of the European Marketing Agreement the Company (i) retained one employee, (ii) closed its Holland office, (iii) will coordinate its European marketing efforts through Tchai and (iv) expects to substantially reduce its operating expenses in Europe.

Acquisition of Acquired Companies

Pursuant to a purchase and exchange agreement with Saatchi & Saatchi PLC and certain of its subsidiaries, the Company acquired all of the outstanding capital stock of HMG, CDI and HMGBV (the "Acquired Companies"), effective October 1, 1993. In exchange for the respective shares of capital stock, the Company (i) issued to Saatchi 490,000 shares of the Company's Common Stock, (ii) made an initial cash payment of $3.3 million and (iii) issued a promissory note ("Acquisition Note") in the principal amount of $11.5 million.

On March 31, 1994, the Company and Saatchi consummated a transaction ("Saatchi Adjustment") whereby Saatchi adjusted the aggregate Company acquisition consideration provided to Saatchi by reducing the then outstanding Acquisition Note of $11.2 million, plus accrued interest of approximately $380,000, to $10.0 million, inclusive of imputed interest of $322,000. Additionally, the Company elected to prepay and retire the Acquisition Note effective March 31, 1994. Funds for the payment of the Acquisition Note were provided by (i) a $7.0 million secured, five-year term loan ("Term Loan") from the Company's bank lender, (ii) $2.2 million from the Company's cash balance and (iii) $800,000 from the Company's revolving credit facility with the same bank lender. The net effect of the Saatchi Adjustment and the $2.2 million cash payment reduced the cost of the acquisition by $1.6 million. The Company recorded the effects of the March 31, 1994 Saatchi Adjustment on its December 31, 1993 Balance Sheet by reducing the excess of cost over fair market value of assets acquired.

 Results of Operations

Year Ended December 31, 1995 as Compared to
  Years Ended December 31, 1994 and 1993

Net revenues decreased $8.0 million to $47.6 million for the year ended December 31, 1995 from $55.6 million for the year ended December 31, 1994. The decrease in net revenues from 1994 to 1995 was principally due to the net effect of (i) deferrals and reductions in capital and marketing expenditures with the Company of two significant clients of $7.1 million, (ii) a reduction in net revenues from international operations of $1.9 million and (iii) an increase in net revenues of $1.2 million for the period October 1, 1995 through December 31, 1995 due to the acquisition of HMG Intermark . The Company believes that the deferrals and reductions in these capital and marketing expenditures may continue throughout 1996. As a consequence of this reduction in revenues, the Company has actively sought new clients for its merchandising systems during 1995 and entered into the Supply Contract with Foster Grant in an effort to offset these net revenue declines. Additionally, the Company implemented a cost reduction program in 1995 to reduce operating costs which resulted in a charge to operations of $3.2 million (see further discussion below). Net revenues for the year ended December 31, 1993 were $20.4 million. The increase in net revenues from 1993 to 1994 was principally due to the net effect of (i)additional revenues for the first three quarters of 1994 of the Acquired Companies of $44.4 million,
(ii) a decrease of $6.5 million in net revenues of the Acquired Companies for the fourth quarter 1994 as compared to the fourth quarter of 1993 and
(iii) a decrease of $2.7 million in year to year net revenues of pre-acquisition operations.

Gross profit decreased $5.2 million to $9.2 million for the year ended
December 31, 1995 from $14.4 million for the comparable 1994 period due to the decrease in the Company's net revenues and a decrease in gross margin. For the year ended December 31, 1995, gross margin was 19.2% as compared to 25.9% for the comparable 1994 period. The decrease in gross margin was principally due to (i) unfavorable production revenue mix which resulted in a 5.1% decrease,
(ii) the Company's acceptance and shipment of a new program valued at $807,000 with a new client at a negligible margin in order for the Company to demonstrate its capabilities which resulted in a 0.4% decrease and (iii) the underabsorption of fixed overhead expenses as a percent of net revenues of 1.2%. Gross profit for the year ended December 31, 1993 was $5.6 million with a gross margin of 27.6%.  The change in gross margin from 1993 to 1994 was principally due to the difference in the Company's production operations
before the acquisition of the Acquired Companies.   Prior to the acquisition,
the Company maintained a small development facility, outsourced its production requirements to third parties and engaged in a variety of software development projects where higher margins were realized due to minimal production costs other than labor. As a consequence of the acquisition of the Acquired Companies, the Company is directly engaged in the production and assembly of a wide variety of merchandising systems and products.

Selling, general and administrative expenses ("SG&A") increased to $16.0 million for the year ended December 31, 1995 as compared to $15.2 million for the comparable 1994 period. The increase in SG&A expenses of $800,000 was principally due to the net effect of (i) the addition of new senior marketing personnel, (ii) the expenses attributable to the establishment of a new marketing office in Detroit, Michigan and (iii) the increase in SG&A associated with HMG Intermark acquired as of September 30, 1995. For the year ended December 31, 1993, SG&A was $4.8 million. The $10.4 million increase from 1993 to 1994 was principally due to the additional expenses of personnel, facility and other overhead attributable to the operations of the Acquired Companies.

In December 1995, restructuring costs of $3.2 million were charged to operations which principally related to the implementation of a cost reduction program, to be primarily implemented through consolidation and selective closures of the Company's offices and manufacturing facilities. These closures and consolidations are a direct result of (i) competitive conditions in the market place and the corresponding impact on the Company,
(ii) budgetary restraints and/or reductions implemented by some of the Company's clients and (iii) the acquisition of HMG Intermark's 131,000 square foot manufacturing facility in Reading, Pennsylvania. The restructuring consists of a series of planned actions including (i) a reduction in personnel, (ii) the closure and consolidation of plant facilities into the Company's Reading facility, (iii) the closure or reduction in offices in New York, Chicago and Detroit and (iv) the disposal of assets that are no longer required due to the elimination of selected programs or site consolidations.


The restructuring costs are comprised principally of a $1.1 million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to the cost reduction program. The provision for the reduction of employees was approximately $600,000 which included approximately 50 employees from all areas including manufacturing, development, sales, marketing and administration. Approximately $1.5 million was provided for the costs related to the closing and consolidation of production facilities and offices. The Company expects most of the consolidation to be completed by June 30, 1996, and the balance to be completed by December 31, 1996.

For the year ended December 31, 1993, in addition to the consideration paid to Saatchi for the Acquired Companies, the Company's Compensation Committee approved a 1993 Stock Option Plan on January 22, 1993 to afford key employees of the Company and each of the Acquired Companies the opportunity to acquire Common Stock in the Company through the grant of options to acquire shares of Common Stock. The Compensation Committee proposed that the Company's Board of Directors adopt the 1993 Stock Option Plan which provided for the reservation of 2,000,000 shares of Common Stock and the grant of options to acquire 1,625,000 of such reserved shares. On February 25, 1993, the Company's Board of Directors approved the Compensation Committee's recommendations for the 1993 Stock Option Plan and the related grants.
The Company charged to operations $1.1 million of non-recurring, non-cash deferred compensation expense related to the grant of options.
The deferred compensation charge resulted from the $0.6875 per common share difference between the exercise price of the options granted and the fair market value of the Company's Common Stock at the date of grant.

For the year ended December 31, 1995, the Company generated interest income of $578,000 as compared to $301,000 and $27,000, for the comparable 1994 and 1993 periods, respectively. The increase from 1994 to 1995 is attributable to that portion of the net proceeds of the Company's public offering not immediately required for the Company's operations that were invested in interest bearing marketable securities and commercial paper. The increase from 1993 to 1994 is attributable to increased availability of funds based on the acquisition of the Acquired Companies which were invested in interest bearing marketable securities and commercial paper.

Interest expense was $793,000 for the year ended December 31, 1995 as compared to $642,000 and $239,000 for the comparable 1994 and 1993 periods, respectively. The increase in interest expense of $151,000 for the year ended December 31, 1995 was principally due to the increased average borrowings for the year as compared with the average borrowings for the comparable 1994 period. The increase in interest expense of $403,000 for the year ended December 31, 1994 as compared to the 1993 period was principally due to the increased average borrowings relating to the acquisition of the Acquired Companies.

The Company recorded a gain from foreign currency translation of $90,000 for the year ended December 31, 1995 as a consequence of the European Marketing Agreement and the reduction in the scope of HMGBV's operations.

As a consequence of the foregoing factors, the Company incurred a net loss of $10.1 million, or $1.34 per share, for the year ended December 31, 1995 as compared to a net loss of $963,000, or $0.17 per share, for the year ended December 31, 1994. For the year ended December 31, 1993, the Company incurred a net loss of $528,000, or $0.13 per share.

Stockholders' Equity

Stockholders' equity decreased $10.1 million to $10.1 million at December 31, 1995 from $20.2 million at December 31, 1994. The net decrease in stockholders' equity was principally due to the net loss of $10.1 million.

Income Taxes

At December 31, 1995, the Company had available $19.3 million of net operating loss carryforwards which expire during the years 2001 through 2011. No benefit from these loss carryforwards are reflected in the consolidated financial statements.

The Company's income tax provision for the year ended December 31, 1995 was $14,000 as compared to $13,000 and $49,000 for the years ended December 31, 1994 and December 31, 1993, respectively, and resulted principally from federal, state and local alternative minimum taxes.

Backlog

At December 31, 1995, the Company's aggregate backlog was $23.8 million, as compared to $19.5 million and $22.9 million at December 31, 1994 and 1993, respectively. Of such aggregate backlog at December 31, 1995, 66% was attributable to four clients. The Company anticipates that substantially all such backlog at December 31, 1995, will be filled during the next twelve months. In addition to the $23.8 million backlog at December 31, 1995, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $4.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1995 is $31.5 million of which the Company estimates that $4.0 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


Inflation

The effect of inflation on the Company's operations has not been significant to date.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1995, 1994 and 1993 aggregated approximately $8.1 million, $6.5 million and $5.2 million, respectively. For the years ended December 31, 1995, 1994 and 1993 the Company's cash flows from operating, investing and financing activities are summarized below:

                                      Year Ended December 31,
                                   --------------------------
                                   1995       1994       1993
                                   ----       ----       ----
                                         (in millions)


Net cash provided by (used in)
  operating activities             ($7.7)    ($4.6)     $9.3
                                    ----      ----      ----

Investing activities:
  Redemption (purchase) of
    marketable securities            6.8      (6.8)
  Acquisition, net of cash acquired (0.2)               (4.0)
  Capital expenditures              (0.4)     (0.8)     (0.4)
  Other                                                  0.2
                                    ----      ----      ----
   Net cash provided by (used in)
     investing activities            6.2      (7.6)     (4.2)
                                    ----      ----      ----

Financing activities:
  Net proceeds from sale of
    common stock                              17.8
  Proceeds from exercise of
    stock options                              0.1
  Proceeds from issuance of
    notes, net                       0.7       7.0
  Net increase (decrease)
    in indebtedness                  2.5     (11.4)     (0.3)
                                    ----      ----      ----
   Net cash provided by (used in)
      financing activities           3.2      13.5      (0.3)
                                    ----      ----      ----

  Net increase in cash and
    cash equivalents                $1.7      $1.3      $4.8
                                    ====      ====      ====



The Company's increase in cash and cash equivalents of $1.7 million for the year ended December 31, 1995 was principally due to (i) the redemption of marketable securities of $6.8 million and (ii) net borrowings under the Company's bank credit facility of $2.5 million, offset by (iii) net cash used in operating activities of $7.7 million. The Company's negative cash flows from operations for the year ended December 31, 1995 principally resulted from (i) the net loss from operations of $10.1 million, offset by (ii) non-cash charges of $1.3 million for depreciation and amortization and $1.1 million for the write off of property and equipment.

The Company's increase in cash and cash equivalents of $1.3 million for the year ended December 31, 1994 was principally due to the proceeds from the public offering of its Common Stock offset in part by (i) net cash used in operating activities of $4.6 million, (ii) the purchase of marketable securities of $6.8 million and (iii) net principal payments of $4.4 million made to reduce the Company's aggregate borrowings under the Company's bank credit facilities and the Acquisition Note. The Company's negative cash flows from operations for the year ended December 31, 1994 principally resulted from the aggregate reduction in $8.4 million of the Company's general liabilities offset by decreases in current and other assets, other than cash and marketable securities of $3.6 million.

The Company's increase in cash and cash equivalents of $4.8 million for the year ended December 31, 1993 was due principally to (i) net cash provided by operating activities of $9.3 million, (ii) the initial cash paid at closing to Saatchi, plus closing expenses, in connection with the acquisition of the Acquired Companies aggregating $4.0 million, (iii) proceeds from borrowings under the Company's revolving line of credit with its bank lender to fund the initial cash payment for the acquisition of the Acquired Companies of $3.3 million and (iv) principal debt payments, including the repayment of amounts outstanding under the revolving credit facility, of $3.6 million. The Company's positive cash flows from operations for 1993 principally resulted from the reduction of the Acquired Companies' working capital levels during the fourth quarter.

Revolving Credit Facility

         On July 28, 1995, the Company amended and restated its revolving credit agreement ("Credit Agreement") and prepaid and retired its Term Loan with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Company used funds available under the Credit Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable.

         Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus
2% per annum.   The average balance outstanding for the years ended December 31,
1995, 1994 and for the three months ended December 31, 1993 was approximately $5.1 million, $527,000 and $273,000, respectively, at a weighted average interest rate of 9.8%, 8.2% and 7.0%, respectively, for the same periods.
The Company is required to pay a quarterly commitment fee at a rate of half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments.

As a result of the budgetary constraints of certain of the Company's clients and consequent reduced shipments to such clients discussed above, the Company can give no assurance that net revenues and shipments to these clients will resume at historical levels while it seeks to diversify its client base. However, the Company believes that through the implementation of its 1995 cost reduction program, including the consolidation of its manufacturing facilities, the effect of the Foster Grant Supply Contract, its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, continued management of working capital requirements and availability under its revolving credit facility will be sufficient to support its debt service requirements and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

Item 8. Financial Statements and Supplementary Data.




                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                     PAGE


    Independent Auditors' Report                               F-2

    Consolidated Balance Sheets at
      December 31, 1995 and 1994                               F-3

    Consolidated Statements of
      Operations for the Years Ended
      December 31, 1995, 1994 and 1993                         F-4

    Consolidated Statements of
      Cash Flows for the Years Ended
      December 31, 1995, 1994 and 1993                         F-5

   Consolidated Statements of
      Changes in Stockholders' Equity
      for the Years Ended
      December 31, 1995, 1994 and 1993                         F-7

   Notes to Consolidated Financial Statements                  F-8

                                INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION



We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.




                                            FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 26, 1996

[CAPTION]


                        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)




                                                        December 31,
                                                   ----------------------
                                                   1995              1994
                                                   ----              ----
                         ASSETS

Current assets:
  Cash and cash equivalents (Note 1)             $ 8,139             $ 6,469
  Marketable securities (Notes 1 and 15)                               6,828
  Accounts receivable - less allowance
    for doubtful accounts
    of $596 and $773 (Notes 1 and 15)              8,681               7,913
  Inventory (Notes 1 and 5)                        5,254               4,307
  Prepaid expenses                                   440                 840
  Other current assets                               225                 337
                                                 -------             -------
   Total current assets                           22,739              26,694

  Property and equipment - net
    (Notes 1 and 6)                                2,143               2,915
  Excess of cost over fair market value
    of assets acquired, less accumulated
    amortization of
    $799 and $436 (Notes 1, 2 and 3)               7,360                6,539
  Other assets                                       406                  570
                                                --------              -------
                                                 $32,648              $36,718
                                                 =======              =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations (Note 7)               $ 7,557              $ 2,054
  Note payable (Note 2)                              714
  Accounts payable                                 4,331                4,084
  Accrued employee compensation
    and benefits                                   1,571                1,371
  Deferred revenue (Note 1)                          696                1,380
  Accrued expenses                                 1,533                  761
  Restructuring costs (Note 4)                     1,973
  Other current liabilities                        1,740                2,925
                                                 -------              -------
   Total current liabilities                      20,115               12,575

Pension obligation (Notes 1 and 8)                 1,965
Long-term obligations (Note 7)                                          3,182
Other long-term liabilities                          492                  738
                                                 -------              -------
                                                  22,572               16,495
                                                 -------              -------
Stockholders' equity:
  Common stock, par value $0.01;
    50,000,000 shares
    authorized; 7,567,517 and 7,557,351 shares
    issued and outstanding (Note 10)                  76                   76
  Additional paid-in capital (Note 10)            33,258               33,248
  Accumulated deficit                            (23,258)             (13,140)
  Foreign currency translation
    adjustments (Note 1)                                                   39
                                                --------             --------
                                                  10,076               20,223
                                                --------             --------
                                                 $32,648              $36,718
                                                 =======              =======

            See accompanying notes to consolidated financial statements.


                        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)

                                              Year Ended December 31,
                                        ----------------------------------
                                        1995           1994        1993
                                        ----           ----        ----


Net revenues (Notes 1 and 12)          $47,641       $55,578      $20,375

Cost of revenues                        38,479        41,147       14,755
                                       -------        ------       ------

  Gross profit                           9,162        14,431        5,620

Selling, general and administrative
  expenses                              15,996        15,226        4,793

Restructuring costs (Note 4)             3,175

Deferred compensation (Note 16)                                     1,117
                                       -------        ------      -------

  Loss from operations                 (10,009)         (795)        (290)

Interest income                            578           301           27

Interest expense (Note 7)                 (793)         (642)        (239)

Other income                                30           186           23

Gain from foreign currency
  translation (Note 1)                      90
                                       -------       -------      -------

  Loss before provision for income
    taxes                              (10,104)         (950)        (479)

Provision for income taxes (Note 9)        (14)          (13)         (49)
                                       -------       -------      -------

  Net loss                            ($10,118)     ($   963)     ($  528)
                                       =======       =======       ======
Net loss per common and
  common equivalent share               ($1.34)       ($0.17)      ($0.13)
                                         =====         =====        =====

Weighted average number of common
  and common equivalent shares
  outstanding                        7,567,517     5,642,613    4,052,475
                                     =========     =========    =========














                See accompanying notes to consolidated financial statements.

[CAPTION]

                        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)



                                                     Year Ended December 31,
                                                ------------------------------
                                                1995            1994      1993
                                                ----            ----      ----

Cash flows from operating activities:
  Cash received from customers              $46,275         $57,021    $27,064
  Interest received                             578             301         27
  Cash paid to suppliers                    (42,326)        (48,738)   (14,167)
  Cash paid to Marlboro Marketing, Inc.                                   (154)
  Cash paid to employees                    (11,400)        (12,375)    (3,432)
  Income taxes paid                             (14)            (46)       (21)
  Interest paid                                (793)           (804)       (29)
                                               -----           -----      -----
    Net cash provided by (used in)
      operating activities                   (7,680)         (4,641)     9,288
                                             ------          ------     ------

Cash flows from investing activities:
  Acquisitions, net of cash acquired           (176)                    (4,013)
  Proceeds from sale of stock in Ingleby
    Communications Corporation                                             155
  Proceeds from redemption
    of marketable securities                  6,828
  Purchases of marketable securities                         (6,828)
  Capital expenditures                         (419)           (814)      (376)
                                              -----           -----      -----
     Net cash provided by (used in)
         investing activities                 6,233          (7,642)    (4,234)
                                             ------          ------     ------

Cash flows from financing activities:
  Net proceeds from sale of Common Stock
    as part of a public offering                             17,818
  Net proceeds from exercise of
    stock options                               10              132         17
  Proceeds derived from a
    credit agreement                         6,483            1,075      3,328
  Principal payments under a
    credit agreement                                                    (3,328)
  Principal payment of a
    note payable issued in
    connection with an acquisition                           (9,630)
  Proceeds from issuance of notes, net         714            7,000
  Principal payments of outstanding debt
    obligations                             (4,161)          (2,945)      (289)
                                           -------           ------     ------     Net cash provided by (used in)
       financing activities                  3,046           13,450       (272)
                                           -------          -------    -------

Effect of exchange rate changes                 71               97         (5)
                                           -------          -------    -------

Net increase in cash and cash equivalents    1,670            1,264      4,777

Cash and cash equivalents at
    beginning of year                        6,469            5,205        428
                                           -------          -------    -------

Cash and cash equivalents
    at end of year                         $ 8,139          $ 6,469     $ 5,205
                                           =======          =======     =======



                See accompanying notes to consolidated financial statements.
                                           F-5

[CAPTION]


                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (in thousands)

                                                 Year Ended December 31,
                                              -----------------------------
                                              1995         1994         1993
                                              ----         ----         ----

Reconciliation of net loss to net cash
  provided by (used in)
  operating activities:
  Net loss                                 ($10,118)      ($  963)    ($  528)

Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
  Depreciation and amortization               1,283         1,256         444
  Restructuring costs - non-cash              1,146
  Deferred compensation                                                 1,117
  Other income                                                (94)        (17)
  Gain on foreign currency translation          (90)

Decrease (increase) in assets,
   net of effects of acquisitions:
  Accounts receivable                          (760)        1,695        6,604
  Inventory                                     202         2,228         (210)
  Prepaid expenses                              286            32         (214)
  Other assets                                  285          (402)         202

Increase (decrease) in liabilities,
   net of effects of acquisitions:
  Accounts payable                              (46)       (2,566)       1,770
  Due to Marlboro Marketing, Inc.                                         (159)
  Deferred revenue                             (678)         (232)          85
  Accrued expenses                              810        (5,595)         (21)
  Accrued interest                                                         215
                                            -------        ------       ------
     Net cash provided by (used in)
       operating activities                ($ 7,680)      ($4,641)      $9,288
                                            =======        ======       ======

  Supplemental schedule of non-cash
    investing and financing activities:
   Shares issued to suppliers and
    employees for services rendered                                     $    15
   Note payable issued in connection
    with an acquisition                                                 $ 9,842
   Common Stock issued in connection
    with an acquisition                                                 $ 1,225
   Fair value of assets acquired in
    connection with an acquisition         $ 2,218                      $25,196
   Fair value of liabilities assumed
    in connection with an acquisition      $ 3,226                      $16,710







        See accompanying notes to consolidated financial statements.
                                     F-6


                 HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share data)

                                                                              Foreign       Total
                                                      Additional              Currency      Stock-
                                   Common Stock        Paid-in   Accumulated  Translation   holders'
                                 Shares    Amount      Capital     Deficit    Adjustments   Equity



Balance at December 31, 1992     3,926,947  $39        $12,962     ($11,649)                  $ 1,352

Issuance of shares
  in connection with
  an acquisition                   490,000    5          1,220                                  1,225
Deferred compensation
  as part of the 1993
  Stock Option Plan                                      1,117                                  1,117
Issuance of shares to
  supplier for services
  rendered                           6,000                  15                                     15
Issuance of shares as part of
  exercise of stock options         16,825                  16                                     16
Foreign currency
  translation adjustment                                                               ($ 6)       (6)
Net loss                                                               (528)                     (528)
                                 ---------   ---       -------      -------            -----    -----

Balance at December 31, 1993     4,439,772    44        15,330      (12,177)             (6)    3,191

Issuance of shares as part of
  exercise of stock options         92,925     1           131                                    132
Shares sold as part of
  Public Offering                3,024,654    31        17,787                                 17,818
Foreign currency
  translation adjustment                                                                 45        45
Net loss                                                               (963)                     (963)
                                 ---------   ---       -------      -------             ---   -------

Balance at December 31, 1994     7,557,351    76        33,248      (13,140)             39    20,223

Issuance of shares as part of
  exercise of stock options         10,166                  10                                     10
Foreign currency
  translation adjustment                                                                (39)      (39)
Net loss                                                            (10,118)                  (10,118)
                                 ---------   ---       -------      -------             ---   -------

Balance at December 31, 1995     7,567,517   $76       $33,258     ($23,258)            $ -   $10,076
                                 =========   ===       =======      =======             ===   =======






        See accompanying notes to consolidated financial statements.

[CAPTION]

                         HMG WORLDWIDE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Organization and Significant Accounting Policies

Organization: The Company was incorporated in New York in 1984, as MarkitStar, Inc. and changed its corporate domicile to Delaware in 1986. On October 4, 1993, MarkitStar, Inc. effected a name change to HMG Worldwide Corporation (the "Company").

The Company, using its marketing resources and expertise, is engaged in the design, development and assembly of in-store, or point-of-purchase, marketing and merchandising displays and systems. The Company's operations are conducted through six operating wholly-owned subsidiaries, being respectively HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe B.V. ("HMGBV"), Electronic Voting Systems, Inc. ("EVS") and HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"). The Company conducts its operations in New York, New Jersey, Illinois, Pennsylvania and Texas.

Pursuant to a purchase agreement dated September 30, 1995, the Company consummated a series of transactions with Benson Eyecare
Corporation ("Benson") whereby Benson's Foster Grant Group L.P.
("Foster Grant") entered into a seven year supply contract
("Supply Contract") with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark
(see Notes 2 and 8).

Effective October 1, 1995, the Company entered into a three year marketing support and equipment sale agreement ("European Marketing Agreement") with Turbo Screen, B.V., a wholly-owned subsidiary of Tchai Holdings B.V. (see Note 13).

Pursuant to a Purchase and Exchange Agreement ( the "Purchase Agreement ") dated April 30, 1993 and supplemented on August 20, 1993, the Company consummated a transaction with Saatchi & Saatchi Company PLC and certain of its subsidiaries ("Saatchi") on October 1, 1993 whereby the Company acquired all of the outstanding capital stock of HMG, CDI and HMGBV (collectively known as the "Acquired Companies", see Note 3).

Principles of Consolidation:  The accompanying Consolidated
Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The acquisitions of HMG Intermark and the Acquired Companies effective September 30, 1995 and October 1, 1993, respectively, have been accounted for as purchases. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1995 include the results of operations and cash flows of HMG Intermark for the period October 1, 1995 through December 31, 1995. Pro forma financial information for this acquisition has not been presented because it is not deemed significant to the Consolidated Financial Statements. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1993 include the results of operations and cash flows of the Acquired Companies for the period October 1, 1993 through December 31, 1993.

Use of Estimates: Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                 HMG WORLDWIDE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies (continued)

Marketable Securities: Marketable securities included in current assets consisted of short-term debt securities issued by U.S.
government agencies that mature within 90 days. They were carried at fair value, which approximates cost.

Inventory: Inventory, consisting principally of merchandising display components, is stated at the lower of cost or market on an average cost basis (see Note 5).

Property and Equipment: Property and equipment are stated at cost. Equipment under capital leases are recorded at the present value of minimum lease payments at the inception of the lease. Depreciation is computed based upon the estimated useful lives of the assets using the straight-line method. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Excess of Cost Over Fair Market Value of Assets Acquired: The excess of cost over fair market value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years. Related amortization expense was approximately $363,000, $349,000 and $87,000 for the years ending December 31, 1995, 1994, and the three months ended December 31, 1993, respectively. The periods of amortization are reviewed on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair market value of assets acquired relates. The excess of cost over fair market value of assets acquired will be written off if it becomes evident that it has been permanently impaired.

Fair Value of Financial Instruments: The fair value of the revolving credit facility and note payable approximates carrying value due to the short maturities.

Foreign Currency Translation: The functional currency of HMGBV is the Dutch Guilder. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Translation adjustments resulting from fluctuation in exchange rates are recorded as a separate component of stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods. As a consequence of the European Marketing Agreement and the reduction in the scope of HMGBV's operations, all translation adjustments realized by the Company were charged to operations.

Revenue recognition: Revenue is recognized when a display or system is shipped and when services are performed.

Reclassification: Certain reclassifications have been made to conform the presentation of prior years to the current year presentation.

Research and Development: Research and development costs are charged to operations as incurred.

Income Taxes: Income taxes are provided on the liability method on all revenues and expenses included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pre-tax accounting income or loss and taxable income or loss (see Note 9). Under the liability method of accounting for income taxes, deferred taxes are based on rates that are expected to be in effect when temporary differences are scheduled to reverse.

                     HMG WORLDWIDE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies (continued)

Earnings per Share: Earnings per share amounts are based on the weighted average number of common shares outstanding during each period. Common shares issuable upon exercise of stock options are included in the earnings per share computation unless they are immaterial in amount or anti-dilutive.

Employee Benefit Plans: The Company and its subsidiaries sponsor a series of defined benefit and defined contribution plans for its union and non-union employees. For the defined benefit plans, the Company has adopted Statement of Financial Accounting Standards ("SFAS") 87 "Employers' Accounting for Pensions" and SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 8).

Recently Issued Accounting Standards: The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", which is effective for years beginning after December 15, 1995. The provisions of this statement are not expected to have a material impact on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 123, "Accounting for Stock-
Based Compensation", which is also effective for years beginning
after December 15, 1995.   The impact of this statement, if any, on
the Company's required financial statement disclosures has not been determined.

Note 2 - Acquisition of HMG Intermark and Long-Term Supply Contract with Foster Grant

Pursuant to a purchase agreement dated September 30, 1995, the Company consummated a series of transactions with Benson whereby
Benson's Foster Grant subsidiary entered into the in-store merchandising display Supply Contract with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark.

The Supply Contract requires Foster Grant, subject to certain conditions, to purchase at least 70% of its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $4.5 million. The Supply Contract contains provisions which include (i) Foster Grant's right to competitively bid its merchandising display purchases with comparable suppliers of the Company, (ii) the Company must meet certain price criteria with its services and (iii) the Company has the right of last refusal on all merchandising display programs on which it has placed a bid with Foster Grant.

In addition, Benson advanced through its Foster Grant subsidiary $1.0 million to the Company as a deposit against the first year's in-store merchandising display purchases. The Company issued to Benson a corresponding, non-interest bearing note payable of $1.0 million. Throughout the first year of the Supply Contract, the Company shall apply a 25% credit against the cost of all display shipments to Foster Grant up to an aggregate of $4.0 million in merchandising display shipments as repayment of the note payable. In the event that the 25% credits issued to Foster Grant do not aggregate to $1.0 million prior to October 31, 1996, the Company shall remit the shortfall, if any, to Benson to retire the note payable. At December 31, 1995, the Company's note payable to Benson was approximately $714,000.

In addition to the Supply Contract, the Company acquired from Benson the merchandising display assembly operations, located in Reading, Pennsylvania, by acquiring all of the outstanding shares of capital stock of HMG Intermark. The Company recorded HMG Intermark's assets and liabilities based upon their estimated fair market value as of the acquisition date. Additionally, the Company recorded $1.2 million as the excess cost over fair market value of assets acquired.

                        HMG WORLDWIDE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Acquisition of Acquired Companies

Pursuant to the terms of the Purchase Agreement, the Company consummated a transaction with Saatchi on October 1, 1993 whereby the Company acquired all of the outstanding capital stock of the Acquired Companies. In exchange for the respective shares of capital stock, the Company (i) issued to Saatchi 490,000 shares of the Company's Common Stock ("Acquisition Stock"), (ii) made an initial cash payment of $3.3 million and (iii) issued a promissory note ("Acquisition Note") in the principal amount of $11.5 million. During September 1993, the Company obtained a three-year revolving credit facility (see Note 7) with a bank lender and used this facility for the initial cash payment. Additionally, the Company incurred approximately $1.1 million in acquisition costs related to the transaction.

On March 31, 1994, the Company and Saatchi consummated a transaction ("Saatchi Adjustment") whereby Saatchi adjusted the aggregate Company acquisition consideration provided to Saatchi by reducing the then outstanding Acquisition Note of $11.2 million, plus accrued interest of approximately $380,000, to $10.0 million, inclusive of imputed interest of $322,000. Additionally, the Company elected to prepay and retire the Acquisition Note effective March 31, 1994. Funds for the payment of the Acquisition Note were provided by (i) a $7.0 million secured, five-year term loan ("Term Loan") from the Company's bank lender, (ii) $2.2 million from the Company's cash balance and (iii) $800,000 from the Company's revolving credit facility with the same bank lender. The net effect of the Saatchi Adjustment and the $2.2 million cash payment reduced the cost of the acquisition by $1.6 million and reduced the Company's acquisition debt to $7.8 million. The Company recorded the effects of the March 31, 1994 Saatchi Adjustment on its December 31, 1993 Balance Sheet by reducing the excess of cost over fair market value of assets acquired.

The Company recorded the Acquired Companies' assets and liabilities based on their estimated fair market values as of the acquisition date. Additionally, the Company recorded $7.0 million as the excess of cost over fair market value of assets acquired.

Note 4 - Restructuring Costs

In December 1995, restructuring costs of $3.2 million were charged to operations which principally related to the implementation of a cost reduction program to be primarily implemented through consolidation and selective closures of the Company's offices and manufacturing facilities. These closures and consolidations are a direct result of (i) competitive conditions in the market place and the corresponding impact on the Company, (ii) budgetary restraints and/or reductions implemented by some of the Company's clients and
(iii) the acquisition of HMG Intermark's 131,000 square foot manufacturing facility in Reading, Pennsylvania. The restructuring consists of a series of planned actions including (i) a reduction in personnel, (ii) the closure and consolidation of plant facilities into the Company's Reading facility, (iii) the closure or reduction in offices in New York, Chicago and Detroit and (iv) the disposal of assets that are no longer required due to the elimination of selected programs or site consolidations.

The restructuring costs are comprised principally of a $1.1
million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to the cost reduction program. The provision for the reduction of employees was approximately $600,000 which includes approximately 50 employees from all areas including manufacturing, development, sales, marketing and administration. Approximately $1.5 million was provided for the costs related to the closing and consolidation of production facilities and offices. The Company expects most of the consolidation to be completed by June 30, 1996 and the balance to be completed by December 31, 1996.


                     HMG WORLDWIDE CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Inventory

Inventory consisted of the following components at December 31,
1995 and 1994:
                                           December 31,
                                         ------------------
                                         1995          1994
                                         ----          ----
                                          (in thousands)


      Finished goods                   $1,000        $  698
      Work-in-progress                  1,353           604
      Raw materials                     2,901         3,005
                                       ------        ------
                                       $5,254        $4,307
                                       ======        ======

Note 6 - Property and Equipment

The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at
December 31, 1995 and 1994:
                                          December 31,
                                      --------------------
Description                           1995            1994    Estimated Useful Life
- -----------                           ----            ----    ---------------------
                                         (in thousands)

Land                                   $ 103
Buildings                                813                    32 years
Equipment                                854         $1,002     3-7 years
Furniture and fixtures                   192            367     5 years
Leasehold improvements                   539          1,334     Lesser of lease term or
                                                                 eight years
Product masters                                         792     Product by product basis
Tooling                                  726            868     3-5 years
                                      ------         ------
                                       3,227          4,363
Less:  accumulated
  depreciation and
  amortization                         1,084          1,448
                                      ------         ------
                                      $2,143         $2,915
                                      ======         ======

Depreciation and amortization expense for property and equipment for the years ended December 31, 1995, 1994 and 1993 was approximately $920,000, $907,000 and $270,000, respectively.

Note 7 - Credit Facilities

Long-term obligations at December 31, 1995 and 1994 are as
follows:
                                         December 31,
                                      -------------------
                                      1995           1994
                                      ----           ----
                                        (in thousands)


Revolving credit facility            $7,557        $1,075
Term Loan (Note 3)                                  4,161
                                     ------        ------
                                      7,557         5,236

Less: current maturities              7,557         2,054
                                     ------        ------
                                     $  -          $3,182
                                     ======        ======


                             HMG WORLDWIDE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Credit Facilities (continued)

Revolving Credit Facility

On July 28, 1995, the Company amended and restated its revolving credit agreement ("Credit Agreement") and prepaid and retired its Term Loan with a bank. The Credit Agreement provides for a secured revolving credit facility which advances up to the lesser of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Company used funds available under the Credit Agreement to prepay the Term Loan. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable.

Borrowings under the Credit Agreement bear interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The average balance outstanding for the years ended December 31, 1995, 1994 and for the three months ended December 31, 1993 was approximately $5.1 million, $527,000 and $273,000, respectively, at a weighted average interest rate of 9.8%, 8.2% and 7.0%, respectively, for the same periods. The Company is required to pay a quarterly commitment fee at a rate of half of 1% per annum of the average daily unused amount of funds available.
Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments.

Term Loan

The Term Loan was payable in twenty equal quarterly installments over five years and required interest at either the bank lender's prime rate plus 1-1/2% or the London Interbank Offered Rate ("LIBOR") plus 3-1/4%. The Term Loan was secured by a pledge of all of the capital stock of each of the Company's wholly-owned subsidiaries, a guaranty by the Company and a lien on and security interest in, all the assets of the Company including, cash, accounts receivable, contract rights, inventory, general intangibles and proceeds thereof.

Note 8 -  Employee Benefit Plans

The Company and its subsidiaries sponsor a series of defined benefit and defined contribution employee benefit plans covering both union and non-union personnel. A summary of each of these sponsored plans is as follows:

HMG Intermark Pension and Health Care Plans

HMG Intermark sponsors a defined benefit plan ("Pension Plan") and a post retirement plan for certain health care benefits ("Health Care Plan") covering all union employees pursuant to agreements between HMG Intermark and Local 241 of the National Federation of Independent Unions.

Pursuant to the terms of the Pension Plan, HMG Intermark union employees generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 7%.




                        HMG WORLDWIDE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 -  Employee Benefit Plans (continued)

The following is a summary of the components of pension costs and the accumulated pension obligation of HMG Intermark at December 31, 1995:

                                   For the Period October 1, 1995
                                   (date of acquisition) through
                                        December 31, 1995
                                   ------------------------------

Net periodic cost:
  Service cost - benefits earned during
    the period with interest                   $  9
  Interest cost on accumulated
    benefit obligation                           89
  Actual return on assets                      (102)
  Net amortization and deferral                  52
                                               ----
     Net periodic pension cost                 $ 48
                                               ====


                                         December 31, 1995
                                         -----------------

Accumulated pension obligation:
  Vested benefits obligation                ($5,073)
  Non-vested benefit obligation                  (2)
                                             ------
   Accumulated benefit obligation
     and projected benefit obligation        (5,075)
  Fair market value of plan assets            2,899
  Funded status of projected benefit
    obligation                               (2,176)
  Unrecognized net loss                         231
  Adjustment to recognized minimum
    liability                                  (231)
                                             ------
   Accrued pension benefit obligation        (2,176)

       Less: current portion                    211
                                             ------
       Pension obligation - long-term       ($1,965)
                                             ======

Pursuant to the terms of the Health Care Plan, HMG Intermark union employees become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 1995, the Company has included as a component of other long-term liabilities approximately
$325,000 relating to the unfunded Health Care Plan obligation.

The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 7% and (iii) a gross medical cost increase of an average of 9% for the next five years and 6% increase thereafter.







                          HMG WORLDWIDE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Employee Benefit Plans  (continued)

The following is a summary of the components of the Health Care
Plan costs and the accumulated health care obligation of HMG
Intermark at December 31, 1995:
                                   For the Period October 1, 1995
                                   (date of acquisition) through
                                        December 31, 1995
                                   -----------------------------

Service cost - benefits earned during
  the period                                    $13
                                                ===
Net premiums paid during the period             $12
                                                ===
Net periodic cost:
  Service cost - benefits earned during the
    the period with interest                    $ 2
  Interest cost on accumulated benefit
    obligation                                    9
  Actual loss on benefit payments                 2
                                                ---
    Net periodic health care cost               $13
                                                ===


                                        December 31, 1995
                                        -----------------

Accumulated health care obligation:
  Accumulated benefit obligation and
    projected benefit obligation              ($489)
                                               ----
  Funded status of projected benefit
    obligation                                 (489)
  Unrecognized net loss                          99
                                               ----
    Health care obligation                     (390)

    Less: current portion                        65
                                               ----
    Health care obligation - long-term        ($325)
                                               ====

Multi-Employer Benefit Plans

HMG participates in two multi-employer benefit plans covering all union employees pursuant to agreements between HMG and Local 2682,
United Brotherhood of Carpenters and Joiners.  These plans are defined benefit plans; however, specific benefit levels are not
negotiated with, or known by the employer.   The pension plan
requires HMG to contribute 6% of each employee's wages, excluding overtime, on a monthly basis.  Pension plan contributions of approximately $99,000, $119,000 and $34,000 were made and charged to operations for the years ended December 31, 1995, 1994 and the three months ended December 31, 1993, respectively.  The welfare plan requires HMG to make a specified contribution for each
employee per month and for each hour for all regular and overtime hours worked.  Welfare plan contributions of approximately
$187,000, $235,000 and $65,000 were made and charged to income during the periods noted above.

Capital Accumulation Plan

The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. Effective January 1, 1994, the Company merged the HMG Worldwide In-Store Marketing, Inc. Capital Accumulation
Plan & Trust and the Creative Display, Inc. Profit Sharing
Retirement Plan, with the HMG Worldwide Corporation Capital


                             F-15


                             HMG WORLDWIDE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Employee Benefit Plans  (continued)

Accumulation Plan.  The provisions of the HMG Worldwide Corporation
Capital Accumulation Plan survived the merger except that the plan now has an employer matching provision whereby the Company matches fifty cents for every dollar of employee contribution up to 6% of base compensation. The previous plan provision for matching was fifty cents for every dollar of employee contribution up to 4% of total compensation. Company contributions of approximately
$114,000, $161,000 and $78,000 were made and charged to operations for the years ended December 31, 1995, 1994 and 1993, respectively.
In addition, the merged plan added a fixed contribution provision whereby the Company annually contributes 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $155,000, $175,000 and $43,000, were made and charged to operations for the years ended December 31, 1995, 1994, and the three months ended December 31, 1993, respectively. The plan also allows the Company to make discretionary contributions at the end of each plan year. The
Company did not make any discretionary contributions for these years.

Note 9 - Income Taxes

The components of the provisions for income taxes are as follows:

                                 Year Ended December 31,
                                ------------------------
                                1995      1994      1993
                                ----      ----      ----
                                    (in thousands)

Current:
  Federal                        $ -     $ -       $201
  State and local                 14      13         70
                                 ---     ---       ----
                                  14      13        271
                                 ---     ---       ----

Deferred:
  Federal                          -       -       (187)
  State and local                  -       -        (35)
                                 ---     ---       ----
                                   -       -       (222)
                                 ---     ---       ----
                                 $14     $13       $ 49
                                 ===     ===       ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating loss carryforwards.

The following is a summary of the significant components of the
Company's deferred taxes:
                                     December 31,
                                 --------------------
                                 1995            1994
                                 ----            ----
                                    (in thousands)

Deferred taxes:
  Net operating loss
    carryforwards               $7,232          $4,464
  Accruals not currently
    deductible                   1,390             326
  Inventory capitalization         (61)            174
  Depreciation                     869             298
  Other                             89
                                ------          ------
   Subtotal                      9,519           5,262
  Less: Valuation allowance     (9,519)         (5,262)
                                ------          ------
     Net deferred taxes         $  -            $  -
                                ======          ======

                                 F-16


                           HMG WORLDWIDE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 -  Income Taxes  (continued)

At December 31, 1995, the Company has net operating loss carryforwards ("NOL") of approximately $19.3 million which expire during the years 2001 through 2011.

A reconciliation of the tax provisions and amounts computed by applying the federal income tax rate of 34% to the loss before income taxes is as follows:
                                          Year Ended December 31,
                                       ----------------------------
                                       1995       1994       1993
                                       ----       ----       ----
                                           (in thousands)

  Computed tax benefit                 $ -        $  -      ($163)
  Utilization of NOL (benefit),
    increase in valuation allowance                           127
  State and local income taxes          14         13          35
  Federal alternative minimum taxes                            14
  Other non-deductible expenses                                36
                                       ---        ---        ----
                                       $14        $13        $ 49
                                       ===        ===        ====

Note 10 - Common Stock

In August 1994, the Company, in an underwritten offering pursuant to a registration statement with the Securities and Exchange
Commission, sold 3,024,654 shares of its common stock at $6.75 per share from which it derived net proceeds of $17.8 million.

Pursuant to the Purchase Agreement, the Company issued the Acquisition Stock to Saatchi on October 1, 1993. The Acquisition
Stock may not be sold or transferred except pursuant to (i) an effective registration statement under the Securities Act of 1933 covering such securities; or (ii) any applicable exemption under the Securities Act of 1933. However, under the terms of an agreement between the Company and Saatchi (the "Registration Rights
Agreement"), the Company has agreed to register the Acquisition
Stock upon Saatchi's demand as well as at any time that the Company proposes to register any of its securities under the Securities Act of 1933, subject to certain exceptions. In August 1994, in connection with the Company's registration statement of a public offering, Saatchi registered and sold 264,657 shares of common stock.

The Company maintains four stock options plans which have been adopted by the Board and subsequently approved by its stockholders.
Three of the stock option plans are comprised of two option categories; incentive stock options for full-time employees and consultants, including officers and directors, and nonstatutory stock options for full-time employees and non-employee directors.
The one additional plan provided for incentive stock options for full-time employees, officers and directors and non-statutory stock options for employees and consultants and non-employee directors. The total number of shares reserved and available under the four plans are 2,727,584 shares.

The following is a summary of transactions for the years ended
December 31, 1995, 1994 and 1993:

                                       1995       1994        1993
                                       ----       ----        ----

Options outstanding at January        2,157,225   2,330,600    347,500
Incentive options granted at $1.625                          1,625,000
Incentive options granted at $7.625                            375,000
Options exercised                       (10,166)    (92,925)   (16,825)
Options canceled                       (115,609)    (80,450)       (75)
                                      ---------   ---------  ---------
Options outstanding at December 31    2,031,450   2,157,225  2,330,600
                                      =========   =========  =========





                             HMG WORLDWIDE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 - Common Stock (continued)

At December 31, 1995, the Company has 222,450, 23,500, 38,600,
1,512,700 and 234,200 options outstanding exercisable at $0.9375, $1.00, $1.56, $1.625 and $7.65 per share, respectively. Pursuant to the terms of one plan, 356,563 options are subject to holding and vesting periods ranging from one year to five years depending upon the number of options received by the optionee.

Note 11 - Lease Commitments

The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At
December 31, 1995, future minimum payments under noncancellable operating leases are as follows:

            Year                                     Amount
            ----                                     ------
                                                 (in thousands)

            1996                                     $  582
            1997                                        567
            1998                                        498
            1999                                        482
            2000                                        482
            Thereafter                                  884
                                                     ------
                                                     $3,495
                                                     ======

Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $2.1 million, $1.9 million and $401,000, respectively.

At December 31, 1995, the Company had letters of credit outstanding totaling approximately $170,000, to guarantee obligations under certain leases.

Note 12 - Significant Clients

Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended
December 31, 1995, 1994 and 1993 are as follows:

                                         1995    1994    1993
                                         ----    ----    ----

           Sara Lee Corporation           24%     31%     25%
           Procter & Gamble Co.           11%     15%     21%
           Wal*Mart Stores, Inc.          13%
           Hallmark Cards, Inc.                   11%
           Clairol Corporation                            20%

Note 13 - Foreign Operations

HMGBV, headquartered in the Netherlands, entered into the European
Marketing Agreement on October 1, 1995 with Turbo Screen B.V., a wholly-owned subsidiary of Tchai Holdings B.V. ("Tchai") of the Netherlands.
Pursuant to the terms of the European Marketing Agreement, Tchai will provide the Company with production and product development support and employ four of HMGBV's five employees. In addition, Tchai paid $30,000 for certain equipment owned by HMGBV. The Company and Tchai have also agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which





                           HMG WORLDWIDE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 - Foreign Operations (continued)

supplies the successful introduction. As a consequence of the European Marketing Agreement, the Company (i) retained one employee,
(ii) closed its Holland office, (iii) will coordinate its European marketing efforts through Tchai and (iv) expects to substantially reduce its operating expenses in Europe. There were no commissions earned or paid by the Company pursuant to terms of the European Marketing Agreement for the three months ended December 31, 1995.

Financial information for HMGBV is as follows:

                                                                  For the Period
                                                                October 1, 1993 (date
                                                              of acquisition) through
                                      1995           1994      December 31, 1993
                                      ----           ----     -----------------------
                                                 (in thousands)

    Net revenues                      $390          $2,331         $  796
                                      ====          ======         ======

    Operating income (loss)          ($631)            $ 4           $ 74
                                      ====             ===           ====

    Identifiable assets               $173          $1,130         $1,664
                                      ====          ======         ======

In addition to the net revenues noted above, other subsidiaries of the Company have sales to various foreign countries, principally to customers in Europe and the Far East. For the years ended December 31, 1995, 1994 and 1993 the Company has included in its Consolidated Statements of Operations, net sales, exclusive of HMGBV revenues, of approximately
$624,000, $708,000 and $922,000, respectively, relating to the export of products to Europe and the Far East.

Note 14 - Related Party Transactions

Prior to the acquisition of HMG, pursuant to the Purchase Agreement
(see Note 3), the Company had two written agreements with HMG ("HMG
Agreements"), whereby HMG provided the Company with various market research, production and design, development services and sales and marketing services. HMG charged the Company an aggregate of $106,000 for the nine months ended September 30, 1993, for such services. Subsequent to the acquisition, such services are allocated at cost and have been eliminated in consolidation.

For the years ended December 31, 1995, 1994, and 1993, the Company incurred a total of approximately $142,000, $482,000 and $305,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.

Note 15 - Commitments and Contingent Liabilities

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

In April 1984, HMG entered into an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended
December 31, 1995, 1994, and the three months ended December 31, 1993 approximately $525,000, $733,000, and $170,000, respectively, were charged to operations.



                        HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 - Commitments and Contingent Liabilities (continued)

The Company is potentially subject to significant concentrations of credit risk on its cash and short-term investments (cash equivalents and marketable securities) and accounts receivable. Short-term investments are in commercial paper of corporations with high credit ratings and securities of U.S. Government agencies and are held by one financial institution with a high credit standing. Receivables, which under normal trade terms are not secured, are from a large number of consumer products companies. The three customers with the largest balances account for 45% of accounts receivable at December 31, 1995.

Note 16 - Deferred Compensation Expense

In addition to the consideration paid to Saatchi for the Acquired Companies, the Company's Compensation Committee, in conjunction with the then pending acquisition, approved a 1993 Stock Option Plan on January 22, 1993 to afford key employees of each of the Acquired Companies and the Company the opportunity to acquire an equity interest in the Company through the grant of options to acquire shares of the Company's Common Stock. Consequently, the Compensation Committee proposed that the Company's Board of Directors (the "Company Board") adopt the 1993 Stock Option Plan and provide for the grant of 1,625,000 ten-year options at the then market price of the Company's Common Stock, $1-5/8 per share.
On February 25, 1993, the Company Board approved the Compensation Committee's recommendations for the 1993 Stock Option Plan and the related grants. The Company charged to operations approximately $1.1 million in deferred compensation expense relating to the grant of options. The deferred compensation charge is derived from the $0.6875 per common share difference between the exercise price of options granted and the fair market value of the Company's Common Stock at the date of grant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1995.

                                     PART III




Item 10. Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company are as follows:



                                                              Associated
                                                               with the
                                                               Company
Name                Age             Offices Held                Since


Michael Wahl        58       Chairman of the Board and           1984
                              Chief Executive Officer

Andrew Wahl         35         President and Director            1984

Robert V.
  Cuddihy, Jr.      36        Chief Operating Officer,           1987
                               Chief Financial Officer
                                 and Director

L. Randy Riley      44        Executive Vice President           1993
                                 and Director

Herbert F. Kozlov   43        Secretary and Director             1988

Brett Tollman       34            Director                       1991

Lawrence J.
  Twill, Sr.        58            Director                       1987



MICHAEL WAHL has been a director of the Company since its inception in May
1984. Upon the consummation of the acquisition of the Acquired Companies, Mr.
Wahl became the Company's Chairman and Chief Executive Officer, effective
October 1, 1993. Since 1984, Mr. Wahl has served as the Chairman of the Board of the Company. Since May 1986, Mr. Wahl has also served as the chief executive officer of the Company. Mr. Wahl served as the Company's HMG
President from 1976 to April 1986.

ANDREW WAHL has been a director of the Company since its inception in May
1984.  Upon the consummation of the acquisition of the Acquired Companies, Mr.
Wahl became the President effective October 1, 1993, and relinquished his roles as Chairman and Chief Executive Officer. From May 1984 to October 1993, Mr.
Wahl served as the Company's chief executive officer. In December 1990, Mr. Wahl became the Secretary of the Company. From July 1987 to October
1993, Mr. Wahl has also served as the Company's Chairman of the Board.
Additionally, Mr. Wahl served as the Company's President from May 1984 until
December 1990. From September 1980 until May 1984, Mr. Wahl served as Vice
President for HMG, where his primary responsibilities were in the areas of new business development and pension and profit-sharing management.


ROBERT V. CUDDIHY, JR. has been the Company's chief financial officer and Secretary since July 1987 and a director since February 1988. In March 1989,
Mr. Cuddihy also assumed the responsibilities of chief operating officer of the Company. In December 1990, Mr. Cuddihy became the Company's President and discontinued his function as its Secretary. Upon the consummation of the acquisition of the Acquired Companies, Mr. Cuddihy relinquished his role as President, effective October 1, 1993. From July 1981 until July 1987, Mr.
Cuddihy was with KPMG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager.

L. RANDY RILEY has been a director of the Company since March 1994.  Mr.
Riley is, and for at least the past five years has been, employed by HMG in an executive capacity, most recently as President of HMG. He was previously employed by Ernest & Julio Gallo and by Colgate-Palmolive Company in senior marketing positions.

HERBERT F. KOZLOV has been a director of the Company since February 1988.
Since August 1989, Mr. Kozlov has also served as the chief executive officer of
EVS.  Upon consummation of the acquisition of the Acquired Companies, Mr.
Kozlov assumed the responsibilities of Corporate Secretary.   Mr. Kozlov is a
member of Parker Duryee Rosoff & Haft, counsel to HMG.  Mr. Kozlov has been a practicing attorney for more than ten years.

BRETT TOLLMAN has been a director of the Company since December 1991. In
October 1993, Mr. Tollman became the President and Chief Operating Officer of
Tollman-Hundley Hotels.  Prior thereto and for more than five years, Mr.
Tollman was an Executive Vice President of Tollman-Hundley Hotels.

LAWRENCE J. TWILL, SR. has been a director of the Company since July 1987.
Mr. Twill has been President of Ashwood Capital, a private merchant bank, since
March 1991.  From February 1990 to February 1991, he was Managing Director of
Peers & Co., which at the time was a subsidiary of Kemper Securities, Inc.
From June 1988 to February 1990, he served as Executive Vice President,
Investment Banking and a member of the Executive Committee of Bateman
Eichler, Hill Richards, a subsidiary of Kemper Securities, Inc.  From
February 1986 to June 1988, Mr. Twill was the Chairman and Chief Executive
Officer of Woolcott & Company, an investment banking firm, and from April
1984 to March 1985 he was the President and Chief Executive Officer of
New York Air, Inc. Mr. Twill is also a member of the Board of Directors of United Waste Systems, Inc.

Michael Wahl is the father of Andrew Wahl. There are no other family relationships among HMG's officers and directors.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, HMG believes that through December 31, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.






Item 11. Executive Compensation.

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to HMG during its fiscal years ended December 31, 1995, 1994 and 1993 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 1995.

                                Summary Compensation Table

                                                    Long-Term Compensation
                                                    ----------------------
                        Annual Compensation             Awards     Pay outs
                        -------------------             ------     --------
                                             Other                                       ALL     All
Name and                                     Annual   Restricted              Long-Term  Other
Principal                                    Compen-    Stock      Number of  Incentive  Compen-
Position        Year    Salary       Bonus   sation(1)  Awards     Options    Payouts    sation
- --------        ----    ------       -----   -------- ----------   ---------  ---------  -------

Michael Wahl    1995   $250,000      $100,000
Chief           1994   $250,000      $100,000
Executive       1993   $475,000 (2)                                604,000
Officer

Andrew Wahl     1995   $190,000       $76,500
President       1994   $190,000      $125,000
                1993   $185,000                                    300,000

Robert V.
Cuddihy,
Jr.             1995   $150,000      $100,000
Chief           1994   $150,000      $125,000
Operating       1993   $150,000                                     96,000
Officer
Chief
Financial
Officer

L. Randy
Riley           1995   $210,000
Executive       1994   $210,000      $70,000
Vice
President

(1) Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.
(2) Includes $412,500 of compensation paid by HMG during the nine months ended September 30, 1993, and $62,500 paid by the Company during the three months ended December 31, 1993.




Set forth below is further information with respect to the unexercised options to purchase the Company's Common Stock granted in the year ended December 31, 1995 and prior years under the Company's 1986, 1991 and 1993 Stock Option Plans.


                        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                                    Number of Securities
              Number of             Underlying Unexercised   Value of Unexercised
              Shares                Options at               In-the-Money Options
              Acquired              December 31, 1995        at December 31, 1995
              on         Value                    Unexer-                   Unexer-
Name          Exercise   Realized   Exercisable   cisable    Exercisable    cisable
- ----          --------   --------   -----------   -------    -----------    -------

Michael Wahl                         644,400                  $1,933,200

Andrew Wahl   5,000      $8,750      376,750                  $1,130,250

Robert V.
 Cuddihy, Jr. 2,500      $2,500      153,850                    $461,550

L. Randy
 Riley                                40,400        54,000      $121,200     $162,000




Employment Agreements

Effective upon the consummation of the acquisition of the Acquired
Companies, Michael Wahl became the Company's Chairman of the Board and chief executive officer pursuant to a five year employment contract ("Wahl Employment Agreement") at a base salary of no less than $250,000 per year. He is also entitled to receive such bonuses as may be awarded to him from time to time by the Board in its sole discretion.

Upon termination of the Wahl Employment Agreement by the Company for any reason other than for cause, the Company will be obligated to continue to make salary payments to Mr. Wahl, or to his estate in the event of his death, for a period of up to two years after such termination. The Wahl Employment Agreement also precludes Mr. Wahl from competing with the Company for a period of two years following termination of employment.

With the exception of Michael Wahl, none of the executive officers is employed by the Company pursuant to an employment agreement.


Compensation of Directors

The Company's policy is to reimburse directors for travel and out-of-pocket expenses incurred, if any, to attend its directors' meetings. See "Compensation Committee Interlocks and Insider Participation".

Board Compensation Committee Report on Executive Compensation

Although the Company has a Compensation Committee whose members are Brett Tollman and Lawrence J. Twill, Sr., the Board as a whole rather than the Compensation Committee has set compensation for its executive officers for each of the past three years. Four of such directors received cash compensation as executive officers of the Company.

Upon the consummation of the acquisition of the Acquired Companies, Michael Wahl, who had previously been the chief executive officer of HMG, became Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement (the "Wahl Employment Agreement"). In negotiating the Wahl Employment Agreement, the Board of Directors determined that Mr. Wahl should receive a base salary equal to that which he received under a five year employment agreement entered into in 1990 with HMG under the former owners. In order to induce Mr. Wahl to enter into such prior employment agreement, HMG had agreed to pay Mr. Wahl the additional sum of $1.0 million, of which $750,000 had been paid, with the balance payable to Mr. Wahl in two installments of $125,000 each due in 1994 and 1995, respectively.
 The Wahl Employment Agreement superseded Mr. Wahl's prior employment agreement with HMG and released HMG from its obligation to pay Mr. Wahl these two remaining $125,000 installments and provided for no new inducement payments. The Board of Directors granted Mr. Wahl options to acquire the Company's Common Stock in lieu of any such payments (the "Wahl Options").

Although the Board of Directors believed that the Wahl Employment
Agreement was reasonable in the context of both his prior level of compensation from HMG and those compensation arrangements known to the Board of Directors to be then in effect between other concerns in the in-store marketing and merchandising display industry and their respective chief executive officers, the Board of Directors recognized that in view of the then existing relationship between the Company and HMG, the terms of the Wahl Employment Agreement could be viewed as having been arrived at on a non-arms-length basis. Consequently, the Board of Directors retained William M. Mercer, Incorporated ("Mercer"), an independent compensation consultant, to evaluate the reasonableness of both the Wahl Employment Agreement options granted to Mr. Wahl and the other directors and executive officers of the Company (collectively, the "Option Grants"). After reviewing Mr. Wahl's employment arrangements with HMG and the Wahl Employment Agreement, Mercer rendered a written report to the Board of Directors that the terms of the Wahl Employment Agreement were reasonable.

In evaluating the reasonableness of the Wahl Employment Agreement, Mercer considered the present market value of Mr. Wahl's services, as established by his employment agreement with HMG; cash flow impact on the stockholders of the Company of the acquisition of the Acquired Companies on a fully diluted basis, assuming exercise of the Option Grants; and compensation arrangements of chief executive officers and other senior executives of companies in the point-of-purchase marketing industry having recently been involved in significant financial transactions.

In reaching a determination that the Wahl Employment Agreement, inclusive of Wahl Options, was reasonable, Mercer concluded that the terms of the Wahl Employment Agreement were not substantially more valuable than those of Mr. Wahl's employment agreement with HMG. Mercer also concluded that despite the dilutive impact of the exercise of the Wahl Options, the Company's cash flow would not be adversely impacted based upon anticipated combined operating results of the Company and the HMG Companies following the consummation of the acquisition of the Acquired Companies and that the value of the Wahl Employment Agreement was comparable to the value of compensation arrangements for chief executive officers of other companies in the point of purchase marketing industry.

Prior to this engagement by the Board of Directors to evaluate the Wahl Employment Agreement and the Option Grants, Mercer had no prior relationship with the Company or any person associated with the Company.

Compensation levels afforded to Andrew Wahl, Robert V. Cuddihy, Jr., L.
Randy Riley and to the Company's other executive officers are based in substantial part upon a comparative evaluation by the Company's Board of Directors of each such person's functional responsibility and performance in that particular segment of HMG's operations for which each is responsible and, where discernable, the profitability of that segment.

During 1994 and 1995, the Board approved the payment of bonuses to a number of employees, including executive officers. These bonuses were approved after considering the significant transactions initiated and consummated by the executive officers on behalf of the Company during the past two years. The Board noted that the Company's executive officers accomplishments included the arrangement of acquisition and working capital financing from its bank lender and the consummation of (i) the acquisition of the Acquired Companies, (ii) the Saatchi Adjustment, (iii) the underwritten public offering, (iv) the European Marketing Agreement and (v) the acquisition of the display operations from Benson Eyecare Corporation and long-term supply agreement with Benson Eyecare's Foster Grant Group.



March 1, 1996
                    Michael Wahl - Chairman             Herbert F. Kozlov
                    Andrew Wahl                         Brett Tollman
                    Robert V. Cuddihy, Jr.              Lawrence J. Twill, Sr.
                    L. Randy Riley

Performance Graph

The following graph compares the yearly percentage change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.



               1/1/91   12/31/91   12/31/92    12/31/93   12/31/94  12/31/95


HMG Worldwide    $100       $150      $  47        $520       $180      $160

Nasdaq US        $100       $161       $187        $215       $210      $296

Nasdaq Non-
  Financial      $100       $161       $176        $203       $195      $268




Compensation Committee Interlocks and Insider Participation

Each member of the Board of Directors participated in the determination of the level of compensation of the Company's executive officers. Five of such directors are officers of the Company, i.e., Michael Wahl - Chief Executive Officer, Andrew Wahl - President, Robert V. Cuddihy, Jr. - Chief Operating Officer and Chief Financial Officer, L. Randy Riley, Executive Vice President and Herbert F. Kozlov - Secretary.

Herbert F. Kozlov, a director of the Company, is a member of Parker
Duryee Rosoff & Haft, counsel to HMG. Fees paid to such firm by the Company for the year ended December 31, 1995 were approximately $142,000.

Lawrence J. Twill, Sr., a director of the Company, is President of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 19, 1996 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:


Name and Address of                 Number of               Approximate
Beneficial Holder                   Shares(1)               Percentage of Class
- ------------------                  ---------               -------------------


Michael Wahl(2)                     972,875(3)                  11.8%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl(2)                      575,203(4)                   7.2%
475 Tenth Avenue
New York, NY 10018

Robert V. Cuddihy, Jr.              177,808(5)                   2.3%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                   132,976(6)                   1.7%
529 Fifth Avenue
New York, NY  10017

L. Randy Riley                       49,133(9)                   1.0%
475 Tenth Avenue
New York, NY  10018

Brett Tollman                        24,400(7)                   (13)
Tollman-Hundley Hotels
12 East 49th Street, 24th Floor
New York, NY  10017

Lawrence J. Twill, Sr.               36,150(8)                   (13)
111 East 30th Street (16A)
New York, NY  10016

Gilmour 1994 Jersey Trust           972,222(10,11)              12.8%
7 Bond Street
St. Helier
Jersey, Channel Island

State of Wisconsin
Investment Board                    740,000                     9.8%
P.O. Box 7842
Madison, WI  53707

All executive officers            1,968,545(12)                22.0%
and directors as a group
(7 persons)



(1) Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 20, 1995. Except as otherwise indicated, the persons named herein have sole voting and disposition power with respect to the shares beneficially owned.
(2) In connection with the term loan used to retire the Acquisition note. Michael Wahl and Andrew Wahl have agreed to restrictions upon the disposition of shares of the Company's Common Stock owned by them.
(3)     Includes 644,400 shares issuable upon exercise of options.
(4)     Includes 376,750 shares issuable upon exercise of options.
(5)     Includes 153,850 shares issuable upon exercise of options.
(6)     Includes 115,100 shares issuable upon exercise of options.
(7)     Includes 24,400 shares issuable upon exercise of options.
(8)     Includes 25,400 shares issuable upon exercise of options.
(9)     Includes 40,400 shares issuable upon exercise of options.
(10) The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(11) Does not include 35,000 shares beneficially owned by David Harrison Gilmour, a primary beneficiary of the Trust, and 100,002 shares beneficially owned by Mr. Gilmour's spouse.
(12) Includes 1,385,660 shares issuable upon exercise of options owned by such executive officers and directors.
(13)    Less than one percent.


Item 13.        Certain Relationships and Related Transactions.

In 1994, the Company advanced $250,000 to Robert V. Cuddihy, Jr., an officer and Director. Such amount is due to be repaid in one installment due December 31, 1997. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, Messr. Cuddihy made a prepayment of $66,422 plus accrued interest. At December 31, 1995, the unpaid balance of such advance was $183,578.

In 1995, the Company advanced $100,000 to Andrew Wahl, an officer and Director. Such amount is due to be repaid in one installment due January 1, 1997. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, Messr. Wahl made a prepayment of $25,000. At December 31, 1995, the unpaid balance of such advance was $75,000.

Herbert F. Kozlov, a director of the Company, is a member of Parker
Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1995 were approximately $142,000.

Lawrence J. Twill, Sr., a director of the Company, is President of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)(1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

   (2)  Financial Statement Schedules.
        Schedule II - Valuation and Qualifying Accounts and Reserves

   (3)  Exhibits

Exhibit
Number  Description of Exhibit
- ------  ----------------------

 3(a)   Certificate of Incorporation, as amended (6)
  (b)   By-laws(1)
10(a)   1986 Stock Option Plan(1)*
  (b)   1991 Stock Option Plan(2)*
  (c)   1993 Stock Option Plan(3)*
  (d) Lease between Seymour M. Klein, Trustee under Will of Louis Adler, Deceased, and Registrant, dated as of February 1, 1987(4)
  (e) Lease between Seymour M. Klein, Trustee under Will of Louis Adler, Deceased, and Registrant, dated as of September 30, 1987(4)
  (f) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 12th Floor at 475 Tenth Avenue, New York, New York(6)
  (g) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 8th Floor at 475 Tenth Avenue, New York, New York(6)
  (h)   Surrender of Lease between Louis Adler Realty Company and
        Registrant, dated December 16, 1993, for the lease termination of the 9th Floor at 475 Tenth Avenue, New York, New York(6)
  (i) Stock Purchase Agreement between Ingleby Communication Corporation and Registrant, dated January 2, 1990(5)
  (j)   IBM Assistance Agreement, dated November 6, 1990, between
        Electronic Voting Systems, Inc. and International Business Machines Corporation(6)
  (k) Purchase and Exchange Agreement, dated as of April 30, 1993, by and among Saatchi & Saatchi Company PLC, a corporation organized under the laws of England, Saatchi & Saatchi Marketing Services Group, Inc., a Delaware corporation, Saatchi & Saatchi Advertising B.V., a corporation organized under the laws of the Netherlands, and Registrant(3)
  (l) Supplement, dated as of August 20, 1993, to Purchase and Exchange Agreement dated as of April 30, 1993 by and among Saatchi & Saatchi Company PLC, a corporation organized under the laws of England, Saatchi & Saatchi Marketing Services Group, Inc., a Delaware corporation, Saatchi & Saatchi Advertising B.V., a corporation organized under the laws of the Netherlands, and Registrant(3)
  (m) Employment Agreement, dated April 30, 1993, between Registrant, Marlboro Marketing, Inc., a New York corporation, and Michael Wahl(3)*
  (n) Revolving Credit Agreement between IBJ Schroder Bank and Trust Company and Registrant, dated October 1, 1993(6)
  (o) Amendment No. 1 to Revolving Credit Agreement between IBJ Schroder Bank and Trust Company and Registrant, dated March 31, 1994(6)
  (p) Term Loan Agreement between IBJ Schroder Bank and Trust Company and Registrant, dated March 31, 1994(6)
  (q)   1994 Stock Option Plan  (7)*
  (r) Stock Purchase Agreement, dated as of September 30, 1995, between Benson Eyecare Corporation and Intermark Corp.
  (s) Display Purchase Agreement, dated as of September 30, 1995, between HMG Worldwide In-Store Marketing, Inc. and Foster Grant L.P. and Benson Eyecare Corporation

  (t) Marketing Support and Equipment Sale Agreement, dated as of October 1, 1995, between Turbo Screen B.V., Tchai Holdings B.V., HMG Europe B.V. and HMG Worldwide In-Store Marketing, Inc.
  21    Subsidiaries of the Registrant (6)
  23    Consents of Friedman Alpren & Green LLP
  27    Financial Data Schedule

(b) Registrant did not file any reports on Form 8-K during the last quarter of the period ended December 31, 1995.

(1) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated November 25, 1986, and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated February 7, 1992, and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated September 7, 1993, and incorporated herein by reference.
(4) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-12728) and incorporated herein by reference.
(5) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 2, 1990, and incorporated herein by reference.
(6) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-2 dated August 9, 1994 (File No. 33-44832) and incorporated herein by reference.
(7) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated October 21, 1994.


 *      Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HMG WORLDWIDE CORPORATION



Date: March 29, 1996                         By:/s/Robert V. Cuddihy, Jr.
                                             ----------------------------
                                                 Robert V. Cuddihy, Jr.
                                                 Chief Operating Officer and
                                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:




/s/Michael Wahl
- ------------------------
Michael Wahl                  Chairman of the                 March 29, 1996
                              Board and Chief
                              Executive Officer

/s/Andrew Wahl
- ------------------------
Andrew Wahl                   President and                   March 29, 1996
                              Director


/s/Robert V. Cuddihy, Jr.
- -------------------------
Robert V. Cuddihy, Jr.        Chief Operating                 March 29, 1996
                              Officer, Chief
                              Financial Officer
                              and Director

/s/L. Randy Riley
- -------------------------
L. Randy Riley                Executive Vice                  March 29, 1996
                              President

/s/Herbert F. Kozlov
- -------------------------
Herbert F. Kozlov             Director                        March 29, 1996


/s/ Brett Tollman
- -------------------------
Brett Tollman                 Director                        March 29, 1996


/s/Lawrence J. Twill, Sr.
- -------------------------
Lawrence J. Twill, Sr.        Director                        March 29, 1996

INDEX TO FINANCIAL STATEMENT SCHEDULES




The following financial statement schedules are filed as part of this Report:



                                                                        PAGE

        Independent Auditors' Report                                     A-2


        Schedule II - Valuation and Qualifying
          Accounts and Reserves                                          A-3



Schedules other than those listed are omitted as not required or applicable.
                                   A-1

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION


We have audited, in accordance with generally accepted auditing standards, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this FORM 10-K, and have issued our report thereon dated March 26, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                 FRIEDMAN ALPREN & GREEN LLP
                                                 CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 26, 1996



                        HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                        SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      (in thousands)



                                      Additions/
                                      Deductions
                    Balance at        Charged to     Charged to                 Balance
                    Beginning         Costs and      Other                      at End
                    of Period         Expenses       Accounts   Deductions(a)   of Period
                    ---------         ---------      ---------  ------------    ----------



Year ended
 December 31, 1995:

  Allowance for
  doubtful accounts    $773             ($ 47)          $  -      ($130)           $596
                       ====              ====           ====       ====            ====

Year ended
 December 31, 1994:

  Allowance for
  doubtful accounts    $518              $265           $  -      ($ 10)           $773
                       ====              ====           ====       ====            ====

Year ended
 December 31, 1993:

  Allowance for
  doubtful accounts    $178              $  -           $350 (b)   ($ 10)          $518
                       ====              ====           ====        ====           ====



(a) Specified write-off of accounts receivable.

(b) Amount represents the fair market value of the allowance for uncollectible accounts of the Acquired Companies at October 1, 1993.

                                      A-3

                               Exhibit 10(r)

               ---------------------------------------------

                          STOCK PURCHASE AGREEMENT

                               BY AND BETWEEN

                         BENSON EYECARE CORPORATION

                                    AND

                              INTERMARK CORP.

            with respect to the sale and purchase of all of the
                  Capital Stock of HMG Pennsylvania Corp.



               ---------------------------------------------

                             September 30, 1995

               ---------------------------------------------



               ---------------------------------------------
               ---------------------------------------------

                          STOCK PURCHASE AGREEMENT


STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of the 30th day of September,1995 by and between BENSON EYECARE CORPORATION, a Delaware corporation ("Benson") and INTERMARK CORP.,a New York corporation ("Purchaser"), a subsidiary of HMG Worldwide Corporation ("HMG").



                           W I T N E S S E T H :
                           - - - - - - - - - -

         WHEREAS, Benson owns an aggregate of ten thousand (10,000) shares of the Common Stock, par value $1.00 per share of HMG Pennsylvania Corp., a Texas corporation (the "Company"), which constitutes all of the issued and outstanding shares of the capital stock of the Company (the "Shares"), the business that is to remain in the Company being the manufacture and sale of product displays (the "Business"), and the other business which is to be transferred to Benson at or prior to the Closing being a missile nose cone polishing business (the "Transferred Business"); and

         WHEREAS, Benson desires to sell to Purchaser, and Purchaser desires to acquire from Benson, all of the Shares, on the terms and subject to the conditions (including, without limitation, Benson's retention of specified assets and assumption of specified liabilities of the Company associated with the operations of the Company prior to the Closing Date hereinafter referred to) set forth in this Agreement.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto hereby agree as follows:

              1.Purchase of Shares. At the Closing (as defined herein), Benson shall sell to Purchaser, and Purchaser shall purchase from Benson, the Shares. The certificates representing the Shares shall be transferred and delivered to Purchaser duly endorsed in blank or accompanied by duly executed stock powers against payment of the Purchase Price (as defined below).

              2.Purchase Price

                   (1)Consideration.  The agreed total
consideration for the Shares shall be Ten Dollars ($10.00) (the "Purchase Price") and certain other consideration as set forth herein.

                   (2)Payment of Purchase Price.  The cash
portion of the Purchase Price shall be paid in cash by the Purchaser to Benson at the Closing.

              3.Representations and Warranties of Benson. Benson hereby represents and warrants to Purchaser as follows:

                   (1)Ownership of Shares; Liens. Benson is the record owner and holder of the Shares, which Shares represent all of the issued and outstanding capital stock of the Company. The Shares are duly authorized, validly issued, fully paid and nonassessable. The Shares are owned by Benson free and clear of all liens, encumbrances, claims, charges or interests of others, and are subject to no restrictions with respect to transferability. Benson has full power and authority to transfer to Purchaser the Shares, in accordance with the terms and conditions of this Agreement. At Closing, Benson will convey to Purchaser good and valid title to the Shares, free and clear of all liens, encumbrances, claims, charges or interests of others.

                   (2)Existence and Good Standing. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas, with all requisite power and authority to own, operate and lease its properties and to carry on its Business as and where it is now being conducted. The Company is qualified to do business and is in good standing in each jurisdiction in which such qualification is necessary, except in those jurisdictions where the failure to so qualify would not have a material adverse effect on the Company.

                   (3)Capitalization. The authorized capital stock of the Company consists of one million (1,000,000) shares of Common Stock, par value $1.00 per share, of which ten thousand (10,000) shares are issued and outstanding.

                   (4)Rights, Warrants, Options. There are no outstanding (a) securities or instruments convertible into or exercisable for any of the capital stock or other equity interests of the Company;
(b) options, warrants, subscriptions or other rights to acquire capital stock or other equity interests of the Company; or (c) commitments, agreements or understandings of any kind, including employee benefit arrangements, relating to the issuance or repurchase by the Company of any capital stock or other equity interests of the Company, any such securities or instruments convertible or exercisable for securities or any such options, warrants or rights.

                   (5)Authority and Enforceability. Benson is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Benson has the corporate power, and is duly authorized by all necessary corporate action, to execute and deliver this Agreement and to assume and perform its obligations hereunder. This Agreement and the Display Purchase Agreement are valid and binding agreements of Benson and Foster Grant Group, L.P. enforceable in accordance with their terms, except to the extent that its enforcement is limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to or affecting the enforcement of creditors' rights generally and by general principles of equity. The execution and delivery of this Agreement by Benson does not, and the performance of its obligations hereunder shall not (with or without the giving of notice or the lapse of time or both), (a) violate or conflict with any provision of its Restated Certificate of Incorporation or By-laws; (b) except as set forth on Schedule 3.5, violate in any material respect any agreement, instrument, obligation or any judgment, order, writ or decree, applicable to Benson; or (c) to the best of Benson's knowledge, and except as set forth on Schedule 3.5, violate or require the consent, authorization, approval of, or exemption by or filing with any governmental, public or regulatory body or authority.


                   (6)Balance Sheet and Tangible Assets, Liabilities.

                   (a)Attached hereto as Schedule 3.6 is a true and complete copy of the Company's unaudited adjusted balance sheet dated August 31, 1995 (the "Balance Sheet"). The Balance Sheet has been prepared in accordance with accounting principles consistently applied in prior periods. At August 31, 1995, the Company owned the physical assets (excluding book intangibles) reflected on the Balance Sheet (the "Net Tangible Assets"), and will own such Assets on the Closing Date, free of any undisclosed liens or encumbrances, subject to changes in the Net Tangible Assets which (i) have occurred in the ordinary course of business of the Business since August 31, 1995 and, (ii) which ordinary course changes will not be material in kind or amount. The accounts payable reflected on such Balance Sheet relate to Net Tangible Assets. Benson makes no representation or warranty concerning the fair market value of any of the assets represented on the Balance Sheet.

                   (b)It is understood and agreed that the Balance Sheet has been adjusted to delete certain assets relating to the Transferred Business and liabilities to iabilities to Benson or its designee on or prior to the Closing Date (the "Transferred Liabilities").

                   (c)Since August 31, 1995, Benson has operated the Business in the ordinary course, consistent with past practices, except for matters related to this transaction.

                   (d)Closing Balance Sheet. Within fourty-five (45) days following the Closing, Benson shall deliver to Purchaser a closing adjusted balance sheet, dated as of September 30, 1995, which closing adjusted balance sheet shall be true and complete and prepared in accordance with accounting principals consistently applied in prior periods. Such closing adjusted balance sheet shall, among other things, accurately reflect the changes from the August 31, 1995 Balance Sheet. Purchsaer shall thereupon have a thirty (30) day period in which to review said closing adjusted balance sheet and report any disagreements with respect thereto to Benson. If, within thirty (30) days thereafter Benson and Purchaser have not reached agreement with respect to the closing adjusted balance sheet, either party may refer said disagreement to binding arbitration, in accordance with the provisions of Sectuion
8.15 hereof. Benson shall indemnify and hold harmless Purchaser from and against any adverse changes from the August 31, 1995 Balance Sheet to the closing adjusted balance sheet not in the ordinary course of business or made pursuant to this agreement.


                   (7)Charter, By-laws and Corporate Records. A true and complete copy of (a) the Certificate of Incorporation of the Company as amended and in effect on the date hereof, (b) the By-laws of the Company, as amended and in effect on the date hereof, and (c) the minute books(s) of the Company have been previously made available to Purchaser. Such minute books contain complete and accurante records of all meetings and other corporate actions of the board of directors, commttees of the board of directors and stockholders of the Company from June 30, 1993 to the date hereof.


                   (8)Real Property. Other than as set forth on Schecule 3.8 (the "Owned Property"), the Company does not own any fee simple interest in real property. In addition, the Company does not lease or sublease any real property other than as set forth on Schedule 3.8.


                   (9)No Litigation.    Except as set forth in
Schedule 3.9, no suit, action or to the best of knowledge of Benson, legal, administrative arbitration or other proceeding or investigation by any federal, state, local or other governmental agency is now bending or, to the best knowledge of Benson, threatened against the Company, which, if decided adversely, would have a material adverse effect on the Business. It is understood and agreed that Benson will retain al liability and responsibility for all pending and threatened litigation in existence as of the date hereof. Without limiting the generality of the foregoing, Benson shall continue to control all pending litigation disclosed in such Schedule 9 and shall fully indemnify Purchaser and the Company from and against any loss, damage, liability, claim or other expense related thereto or arising therefrom, pursuant to the provisions of Section 7 hereinbelow. The Purchaser and the Company, and their officers, directors, employees, agents and representatives shall cooperaate with and provide documents and other assistance to Benson to the extent reasonably required in connection with any such litigation; the Purchaser's and the Company's out-of-pocket expenses incurred in connection with providing such cooperation and assitance shall be reimbursed by Benson.

                   (10)Intellectual Property. Schedule 3.10 hereto sets forth all material trademarks, service marks, copyrights, patents and tradenames (or licenses thereof or thereto) which are owned or used by the Company in the operation of the Business.

                   (11)Broker's or Finder's Fee. Benson has not engaged, given consent to or authorized any broker, investment banker or third party to act on Benson's or the Company's behalf, as a broker or finder in connection with the transactions contemplated by this Agreement, nor has it taken any action which would cause anyone to become entitled to compensation as a result of the transactions contemplated by this Agreement.

                   (12)List of Bank Accounts. Set forth on Schedule 3.12 is: (a) the name and address of each bank or other institution in which the Company maintains an account (cash, securities or other) and (b) the account number of the relevant account. The Purchaser, however, acknowledges that it is not receiving as part of this transaction any of the cash on hand in the Company's bank accounts on or prior to the Closing Date and it is understood and agreed that Purchaser and Company will not be responsible for any overdrafts.

                   (13)No Undisclosed Liabilities.

                   (a)Other than as set forth in the Balance Sheet or any of the Schedules hereto, and excluding any liabilities which Seller has agreed to retain and indemnify purchaser with respect, to there are no material liabilities (whether absolute, accrued, contingent, or otherwise) of the Business or the Company required by generally accepted accounting principles to be set forth on a current balance sheet (except those liabilities incurred in the ordinary course of the Business, consistent with past practices, since the date of the Balance Sheet).

                   (b)In addition, Benson has
disclosed to Purchaser all obligations, liabilities, claims and circumstances concerning the Company, the Business and the Company's assets which could give rise to any cost, claim, liability or expense in excess of $100,000 in the aggregate.

                   (14)Taxes.  All federal, state and local tax
returns of the Company and reports that were required to have been filed by the Company(which if not filed could materially adversely affect Purchaser's operations of the Company's Business), have been filed (or caused to be filed or an extension for filing has been requested) and, except as described in Schedule 3.14, all taxes due and payable by the Company with respect to such returns and reports and with respect to operations through the date hereof have been paid in full or will be paid in full. All taxes due or payable through and including the Closing Date, and all claims for refunds arising with respect to any taxes payable or paid through and including the Closing Date, shall be for the account of Benson.

                   (15)Permits and Licenses. The Company has all material permits, licenses and other authorizations necessary for the conduct of its Business as currently conducted, except for any permits, licenses and other authorizations, the failure to obtain of which would not have a material adverse effect on the Business of the Company. All such licenses, permits and franchises are valid and in full force and effect and Benson, to the extent required by this Agreement, shall use its best efforts so that Purchaser shall receive full benefit of such licenses, permits and franchises.

                   (16)Material Contracts.

                   (a)Schedule 3.16 (and, to the
extent applicable hereto, Schedules 3.8, 3.18 and/or 3.22) sets forth an accurate and complete list of all material contracts to which the Company is a party and relating to the Business or by which it or any of the Business's assets is bound, pursuant to which any party is required to pay to the other cash or other property in an aggregate amount exceeding Fifty Thousand Dollars ($50,000.00) or to perform services of a value exceeding Fifty Thousand Dollars ($50,000.00) in the aggregate. Each such contract is in full force and effect, and, except as set forth in
Schedule 3.16, there exists no material event of default or material event, occurrence, condition or act which, with the giving of notice, the lapse of time or the happening of any other event or condition would become a material default thereunder. The Company has not violated in any material respect any of the terms or conditions of any such contract.


                   (b)The aggregate amount of all
contracts of the Company not disclosed in the Schedules annexed hereto (excluding any contracts assigned or transferred to Benson as part of the Transferred Business) does not exceed $100,000.

                   (17)Subsidiaries. The Company owns no capital stock or other proprietary interest in any other entity.

                   (18)Employee Relations. Except as set forth on
Schedule 3.18, there are no labor strikes or labor grievances now pending against the Company, relating to the operation of the Business. Except as set forth on Schedule 3.18, the Company (i) is not a party to or bound by an agreement to continue the employment of any employee and (ii) is not subject to any collective bargaining agreement relating to any employees. The union contract set forth in such Schedule 3.18 is currently in full force and effect, having been renewed for a three (3) year term according to its terms and conditions.

                   (19)Personal Property.  Except as set forth on
Schedule 3.19, the Company has good and valid title to all personal property, tangible and intangible owned by it and reflected on the Balance Sheet, free and clear of all security interests, liens, encumbrances, mortgages, pledges, leases, defects in title, restrictions and other burdens except as set forth in Schedule 3.19 (or in Schedule 3.16, with respect to leased equipment) (other than security interests, liens, encumbrances and other burdens relating to individual items of personal property having an individual value of less than $10,000 and an aggregate value of less than $25,000). All material tangible property used in the operation of the Business is in satisfactory condition, subject to normal wear and tear.

                   (20)Insurance. The Company (or Benson on behalf of the Company) maintains adequate property and casualty insurance on its tangible assets and liability insurance with respect to its Business. All policies providing such insurance are listed in Schedule
3.20 and are in full force and effect and will remain in full force and effect to the Closing Date. Notwithstanding anything contained in this Agreement to the contrary, Purchaser shall not acquire, and the Company shall not acquire or retain, any right, title, or interest in, to or under any such insurance policies which are maintained by Benson.

                   (21)Environmental Matters.

                   (a)For the purposes of this Agreement, an "Environmental Obligation" shall mean any condition, circumstance or activity that has existed or that currently exists as of the Closing, with respect to the Company, the Business or the Company's properties and/or real estate that would subject the Company or the Purchaser to any cost, expense, damages, claims, civil or criminal liability, injunctive relief, penalty or obligation under any federal, state or local environmental or public health and safety law, regulation, order, permit, license or directive arising out of the handling, generation, treatment, storage, disposal, transport, release, discharge, spill or emission of any hazardous or toxic substances or wastes, pollutants, or contaminants.

                   (b)Except as disclosed in Schedule 3.21, to the best of Benson's knowledge, no Environmental Obligations have existed since June 30, 1993 or currently exist.

                   (c)The Company holds all material permits, licenses, consents, authorizations, approvals, privileges, waivers, exemptions, orders (inclusionary or exclusionary) or other concessions required under any federal, state or local law, rule or egulation which is material in connection with the ownership or operation of the Company, the Business or the Company's properties and the failure of which to obtain would have a material adverse effect on the Company or the Business.

                   (d)Notwithstanding anything contained in this Agreement to the contrary, Benson hereby agrees, for a six (6) year period commencing on the Closing Date, as between Benson, on the one hand, and Purchaser or the Company, on the other hand, to indemnify and hold the Purchaser and the Company harmless from and against any loss, damage, cost, liability, claim or other expense related to or arising from any Environmental Obligation pursuant to the provisions of Section 7 hereinbelow; provided however, that the foregoing indemnity shall not apply to any costs or expenses incurred in remediating or abating an Environmental Obligation where such costs of remediation or abatement are triggered by any Voluntary Construction. For purposes of this section 3.21(d), "Voluntary Construction" shall mean any modification, alteration, remodeling, renovation, new construction or expansion of the Company's facilities which is voluntarily undertaken by or on behalf of the Company and (i) is not undertaken to comply with any law, regulation, ordinance, statute, permit or license, or (ii) is not undertaken to repair or rebuild any property which is damaged as a consequence of any casualty, accident or deterioration which deterioration reasonably requires repair.

                   (e)For a period of six (6) years commencing on the Closing Date, the Company shall allow Benson, at Benson's sole cost to conduct periodic inspections ("Environmental Inspections") of the Company's properties and real estate for the purpose of determining whether any additional reasonable remediation or maintenance is required or advisable in order to reduce the likelihood of any claims arising as a consequence of any Environmental Obligation ("Additional Environmental Maintenance"). Said inspections shall be conducted no more frequently than two times in each calendar year, on ten(10) business days prior notice, at a time mutually convenient to the Company and the inspector, and shall be conducted by a qualified engineer or other expert. The results of any such inspection shall be reported in writing to both the Company and Benson. Benson and the inspector selected by Benson agree or will agree to keep the results of such inspection confidential and not to disclose the results thereof to any third party without the Company's prior written consent. Benson shall have the right to perform any Environmental Maintenance recommended by such inspector, subject to the Company's consent, which will not be unreasonably withheld, at Benson's sole cost and expense, provided that such maintenance (i) is performed by an entity qualified to do so who maintains all necessary licenses or permits and appropriate insurance; (ii) is performed at a time reasonably convenient to the Company; and (iii) does not interfere unreasonably with the Company's use and enjoyment of the property.

                   (f)The Purchaser agrees that the first $10,000 per annum of Additional Environmental Maintenance expenses (whether resulting from an Environmental Inspection or otherwise) shall be borne by the Purchaser.

                   (22)Employee Benefit Plans.

                   (a)Schedule 3.22 sets forth a list of all pension, retirement, profit sharing, savings, medical, disability, hospitalization, deferred compensation, or group insurance contracts or plans maintained by the Company for any of its employees (the "Company Plans"). Except as set forth on Schedule 3.22, none of the Company Plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

                   (b)Also listed in Schedule 3.22 are certain benefit plans maintained by Benson and offered to participating employees of Benson and its subsidiaries generally (the "Benson Plans"), e.g., Benson's 401(k) Savings Plan. It is understood and agreed that neither Purchaser nor the Company shall assume or retain any responsibility or liability for the sponsorship of, or any other liability or obligation relating to, any of the Benson Plans, other than payment obligations related thereto and reflected on the Balance Sheet or arising after the date thereof through the Closing Date in an amount which is not material. It is understood and agreed that the Company's employees currently participating in any such Benson Plans will, upon the Closing Date, cease to participate in such Benson Plans except to the extent expressly provided in any such Benson Plan or under applicable law, and the Company shall on the Closing Date cease to be a participating employer under such Benson Plans.

                   (23)Customers. Other than the fact that the Company and the Purchaser have had a customer/supplier arrangement which will change as a result of the transactions contemplated hereby, neither the Company nor Benson knows, and has no reason to believe, that either as a result of the transactions contemplated hereby or for any other reason (exclusive of expiration of the term of a contract upon the passage of time), any present customer or supplier of the Company material (individually or in the aggregate) to the Business will not continue to conduct business with the Company after the Closing Date in substantially the same manner as it has conducted business with the Company in the past.

                   (24)Absence of Certain Changes or Events. Other than the changes in the relationships among the Purchaser, the Company and Foster Grant Group, L.P. ("FGG") which are contemplated by this Agreement, since December 31, 1994 there has not been any material change in the Business or the Company's contractual relationship with any customer or supplier which might reasonably be expected to materially and adversely affect the prospects of the Company.

                   (25)No Known Impediment. Benson is not a party to or bound by any agreement, judgment or contractual or other restriction and is not aware of any other circumstance or condition, which would preclude the Company from continuing to operate the Business in the same manner as it traditionally has, after ownership of all the capital stock of the Company is transferred to the Purchaser by Benson.

                   (26)Completeness of Information. The information, exhibits and reports furnished in writing by Benson or on its behalf to the Purchaser in connection with the negotiation, preparation, delivery and closing of this Agreement are true and correct in all material respects, do not contain any material misstatements of fact or omit any statements of fact necessary to make the statements contained therein not misleading or incomplete in any material respect.

              4.Representations and Warranties of Purchaser. Purchaser hereby represents and warrants to Benson as follows:

                   (1)Existence and Good Standing.   Purchaser is a
corporation duly organized, validly existing and in good standing under the laws of the State of New York with all requisite power and authority to own, operate and lease its properties and to carry on its business as and where it is now being conducted and Purchaser is in good standing in each jurisdiction in which such qualification is necessary, except in those jurisdictions where the failure to so qualify would not have a material adverse effect on the Purchaser's ability to enter into and consummate this Agreement and purchase the Shares.

                   (2)Authority and Enforceability. Purchaser has the corporate power, and is duly authorized by all necessary corporate action, to execute and deliver this Agreement and the Note (as hereinafter defined) and to assume and perform its obligations hereunder and under the Note. This Agreement and the Note are valid and binding agreements of Purchaser enforceable in accordance with their respective terms, except to the extent that such enforcement is limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to or affecting the enforcement of creditors' rights generally and by general principles of equity. The execution and delivery of this Agreement and the Note do not, and the performance by Purchaser of its obligations hereunder and thereunder, shall not (with or without the giving of notice or the lapse of time or both), except as set forth in Schedule 4.2,(a) violate or conflict with any provision of its Certificate of Incorporation or By-laws; (b) violate in any material respect any material agreement, material instrument, material obligation or any judgment, order, writ or decree applicable to Purchaser; or (c) to the best of Purchaser's knowledge, violate or require the consent, authorization, approval of, or exemption by or filing with any governmental, public or regulatory body or authority.

                   (3)No Litigation. No suit, action or legal, administrative, arbitration or other proceeding or investigation by any federal, state, local or other governmental agency is now pending or, to the knowledge of Purchaser, threatened or likely against Purchaser, which seeks to prevent or impair the consummation of the transactions contemplated by this Agreement.

                   (4)Broker's or Finder's Fee. Purchaser has not banker or third party to act on Purchaser's behalf, as a broker or finder in connection with the transactions contemplated by this Agreement, nor has Purchaser taken any action which would cause any such party to become entitled to compensation as a result of the transactions contemplated by this Agreement.

                   (5)Purchase for Investment. Purchaser is acquiring the Shares for investment and not with a view to the distribution or resale thereof.

                   (6)Independent Investigation. The Purchaser has made its own independent due diligence investigation of the condition of the Company and the Company's assets, financial and otherwise,and is not relying on any representations (other than those contained in this Agreement) by Benson in regard to the purchase of the Shares.

                   (7)No Reliance. In acquiring the Shares and operating the Business of the Company after such acquisition, the Purchaser will not be relying upon the efforts of Benson or any of its affiliates (other than the obligations of Benson or any of its affiliates specifically set forth in this Agreement or the Display Purchase Agreement referred to in Section 6.1).

              5.Closing.

                   (1)Closing. The closing of the sale and purchase of the Shares shall be held at the offices of Parker Duryee Rosoff & Haft, 529 Fifth Avenue, New York, New York 10017 on or before October 30, 1995, (the "Closing Date"), or on such other date and at such other place and time as may be mutually agreed upon by the parties (the "Closing"). All events to occur, payments to be made and documents to be delivered at the Closing shall be deemed to have occurred, been made or delivered as of September 30, 1995 (the "Effective Date") and none shall be deemed to have occurred, been made or delivered until all have occurred, been made and delivered.

                   (2)Documents to be Delivered by Benson. At the Closing, Benson shall deliver to Purchaser the following documents, among others:

                   (a)a certificate evidencing the Shares, duly endorsed in blank or accompanied by a duly executed stock power;

                   (b)certificates of the Secretaries of State of the States of Delaware and Texas, respectively, dated within fifteen (15) days of the Closing Date, certifying that Benson and the Company, respectively, are corporations existing under the laws of the States of Delaware and Texas and are in good standing;

                   (c)written resignations, effective as of the Closing Date, of such directors and officers of the Company as Purchaser may request;

                   (d)the corporate minute book(s) and the stock transfer ledger of the Company, complete and up to date in all material respects;

                   (e)a Certificate of the Secretary of Benson setting forth a copy of the resolutions adopted by Benson's Board of Directors authorizing and approving the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby;

                   (f)an Instrument of Transfer and Assumption with respect to the Transferred Liabilities, substantially in the form of
Schedule 5.2(f) hereto;

                   (g)an itemized listing of the accounts payable described in the Balance Sheet;

                   (h)a listing of all employees of the Company engaged in the Transferred Business, which employees are being transferred to the employ of Benson or its designee as of the Closing Date;

                   (i)the Display Purchase Agreement referred to in
Section 6.1; and

                   (j)such other documents of transfer, certificates and other documents as Purchaser may have reasonably requested.

                   (3)Documents to be Delivered by Purchaser. At the Closing, Purchaser shall deliver to Benson the following:

                   (a)payment of the Purchase Price in accordance with the terms of Section 2 hereof;

                   (b)a Certificate of the Secretary of State of the State of New York, dated within fifteen (15) days prior to the date hereof certifying that the Purchaser is a corporation existing under the laws of the State of New York;

                   (c)a Certificate of the Secretary of the Purchaser setting forth a copy of the resolutions adopted by the Purchaser's Board of Directors, authorizing and approving the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby;

                   (d)the Note defined in Section 6.2, below;

                   (e)such other documents and certificates as Benson may have reasonably requested; and

                   (f) the Display Purchase Agreement referred to in
Section 6.1.

                   (4)Closing Procedure. All actions to be taken, all deliveries to be made, and all documents to be executed and delivered at the Closing shall be deemed to have been taken, made and delivered simultaneously. Notwithstanding the foregoing or anything contained in this Agreement to the contrary, upon completion of the Closing and satisfaction or waiver of the condition subsequent set forth in and pursuant to Section 6.5, (a) all transactions contemplated by this Agreement shall be deemed effectively to have occurred as of the Effective Date, (b) for financial accounting purposes all profits and losses of the Business shall be deemed to have been incurred for the account of the Purchaser and the Company after the Effective Date, and
(c) for financial accounting purposes the Purchaser shall be deemed to have possessed effective operational control of the Business from the Effective Date, without restriction. Notwithstanding the foregoing, any operating cash loss of the Business during the period between the Effective Date and the December 31, 1995 shall be for the account of Benson, and appropriate payment by Benson to reflect any such loss shall be made no later than March 1, 1996.

         6.Additional Covenants and Agreements.

                   (1)Display Purchases. The parties agree to execute and deliver (or in the case of Benson, to cause its affiliated entity, Foster Grant Group, L.P. ("FGG") to execute and deliver) at Closing a Display Purchase Agreement in the form attached hereto as Schedule 6.1.

                   (2)Loan Funding. Benson hereby agrees to deposit with HMG Worldwide Corporation One Million Dollars ($1,000,000) (the "Deposit") at Closing. The Deposit shall be held without interest and shall constitute a downpayment against shipments delivered by Purchaser and/or the Company under the Display Purchase Agreement described in Section 6.1, and shall be applied, dollar for dollar, against the first twenty-five percent (25%) of the total shipment invoice for each shipment invoiced during the first contract period of such Display Purchase Agreement, and the balance of the remaining principal of the Deposit (if any) shall be repaid by HMG Worldwide Corporation by October 31, 1996. Repayment of the Deposit by Purchaser, to the extent not so applied, shall be evidenced by a promissory note in the form attached hereto as Schedule 6.2 (the
"Note").   Any failure to apply the Deposit as stated herein or otherwise to repay this Deposit or any portion thereof shall constitute a default under the Display Purchase Agreement described in Section 6.1, and upon the occurrence of any such event and failure to cure within two (2) days after notice thereof FGG may terminate and cancel such agreement immediately without further notice. Provided, however, that if a dispute exists as to the calculation of the balance due on such note, no default shall have occurred thereunder unless and until such dispute has been finally determined by arbitration in accordince with '8.15 hereof and HMG Worldwide Corporation shall have failed to cure within two (2) days after receipt of the arbitrator's decision.

                   (3)Non-Competition.

                   (a)In consideration of the sale of the Shares to the Purchaser, Benson agrees with the Purchaser that for a period of five (5) years from the Closing Date it shall not, directly or indirectly, in any capacity, including that of owner, partner, consultant or shareholder, without the prior consent of the Purchaser, engage in, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business, the primary business of which is the manufacture or sale of product displays and which is directly competitive with the Business; it being understood that ownership, for investment purposes only, of no more than 5% of any class of equity securities of any public company shall not constitute a violation of this undertaking.

                   (b)From and after the Closing Date, Benson further agrees, except as may be required by law or in connection with any arbitration proceeding with the Purchaser, that it will not, directly or indirectly, divulge to anyone (other than the Company or any persons employed or designated by the Company) any knowledge or information of any type whatsoever of a confidential nature relating to the Business or any documents related thereto; including, without limitation, any information of any kind relating to the Business customers or potential customers, customer list, Company or customer's marketing plans, market research, results data, strategic or other business plan, methods and procedures for marketing or production methods or processes (in any event unless ascertainable from public or published information or trade sources).

                   (c)The parties intend that the above provisions of this
Section 6.3 be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provision of the text set forth above shall be adjudicated to be invalid or unenforceable, such provision shall be deemed amended to delete therefrom such revision or portion adjudicated to be invalid or unenforceable.

                   (4)Access to Records.  Following the Closing Date:

                   (a)Purchaser agrees to provide, and cause the Company to provide to Benson, reasonable access to and the right to make copies of all records of the Company, pertaining to the operations and the Business of the Company including, but not limited to, in connection with any tax return, audit, investigation and litigation, and Purchaser agrees to maintain such records for a period of at least six (6) years after the Closing.

                   (b)Benson agrees to provide to Purchaser and the Company, reasonable access to and the right to make copies of all records of the Transferred Business, pertaining to the operations of the Transferred Business, including, but not limited to, in connection with any tax return, audit, investigation and litigation, and Benson agrees to maintain such records for a period of at least six (6) years after the Closing.

                   (5)Conditions to Closing.

                   (a)Conditions Precedent.

                        (1)The parties acknowledge and agree that Purchaser shall be permitted to conduct an environmental investigation at the site identified in Schedule 3.8, for the purpose of, among other things, confirming that Purchaser's current plans for remodeling or construction shall not cause or precipitate any Environmental Obligation. Purchaser's receipt prior to Closing of a report on the results of such investigation satisfactory to Purchaser, at its sole discretion, shall be a condition precedent to the Purchaser's obligations hereunder.

                        (2)Purchaser's receipt of the written consent of its senior lender, IBJ Schroder Bank & Trust Company, to the transactions contemplated hereby prior to the Closing shall be deemed a condition precedent to Purchaser's obligations hereunder.

                        (3)The parties acknowledge and agree that Purchaser shall be permitted to conduct, through its consultant, an independent valuation of the underfunded liability of the Company's defined benefit plan described in Schedule 3.22. Purchaser's receipt of such valuation, in form and content acceptable to Purchaser in Purchaser's sole discretion prior to Closing shall be a condition precedent to the Closing.

                        (4)The parties acknowledge and agree that Purchaser will conduct an independent inquiry and investigation into the value of the Business's display inventory and its operating forecasts for November and December 1995. It shall be a condition precedent to the Purchaser's obligations hereunder that Purchaser shall, at its sole discretion, be satisfied with the results of such inquiry and investigation. Purchaser, but not Seller, shall have the right in Purchaser's sole discretion to waive compliance with any of the foregoing conditions precedent.

                   (b)Further Conditions to the Obligations of the
Parties.   The obligations of the parties to perform obligations to be performed at or subsequent to the Closing shall be subject to the fulfillment at or prior to the Closing of the following additional conditions, any one or more of which may be waived by Purchaser:

                        (i)Representations and Warranties True. The representations and warranties of the parties contained herein shall be true and correct in all respects on the date of this Agreement and the Closing Date as though such representations and warranties were made at and on such date, except (i) for those untruths or inaccuracies which individually or in the aggregate would not either materially impair or preclude Benson's or the Company's or Purchaser's ability to consummate the transactions contemplated hereby or have a material adverse effect on the Company and (ii) for changes expressly permitted or contemplated by this Agreement.

                        (ii)Performance. Benson and Purchaser shall have performed and complied in all material respects with all agreements, obligations and conditions required by this Agreement to be performed or complied with by them on or prior to the Closing Date except for those failures to so perform or comply which individually or in the aggregate would not either materially impair or preclude Benson's, Purchaser's or the Company's ability to consummate the transactions contemplated hereby or have a material adverse effect on the Company.

                        (iii)Certificates. Benson shall furnish such certificates of its officers to evidence compliance with the conditions set forth in Sections 8.01 and 8.02 as may be reasonably requested by the Purchaser.

                        (iv)Certain Proceedings. No writ, order, decree or injunction of a court of competent jurisdiction or governmental entity shall have been entered against Benson, Purchaser or the Company which, and no proceedings therefor shall have been threatened or commenced by any governmental entity which seek to, prohibit or restrict the consummation of the transactions contemplated hereby or would otherwise restrict Purchaser's exercise of full rights to own and operate the business of the Company.

                        (v)Consents and Approvals. All necessary consents and approvals of any United States or any other governmental authority or any other third party required for the consummation of the transactions contemplated hereby (including without limitation any such consents and approvals required under any Environmental Law) shall have been obtained.

                        (vi)Material Adverse Change. There shall not have occurred since August 31, 1995 any material adverse change in the general affairs, management, business, operations, assets, condition (financial or otherwise) or prospects of the Company.
                        (vii)Purchaser shall have obained and delivered the guarantee of HMG Worldwide Corporation in the form set forth in
Schedule 6.5(d)(iv).

                   (c)Condition Subsequent. The parties acknowledge and agree that Purchaser intends to seek industrial revenue development bond ("IDRB") funding from Berks County, Pennsylvania in conneciton with financing the aquisition contemplated hereby. Purchaser's ability to obtain a commitment for such IDRB financing no later than December 15, 1995 shall be deemed a condition subsequent to the Closing. In the event that any of the condition subsequent described in this Section 6.5(b) shall not have been satisfied within the time periods specified, then Purchaser shall have the right, by written notice to Benson given on or before 5:00 p.m. on December 18, 1995, to cancel this transaction. If such condition subsequent shall have been satisfied within the periods specified, or in the event the Purchaser shall have failed to provide such written notice within the required time period, the Purchaser shall have no other right to cancel the transaction under this Section 6.5(b). In the event the Purchaser shall have provided such notice, then all documents executed in connection therewith, including (without limitation) this Agreement and the Display Purchase Agreement, shall be null and void and of no further force or effect whatsoever.

                   (6)Relocation of Transferred Business. Benson shall have a period of sixty (60) days following the Closing Date to relocate the Transferred Business and certain Benson property from the Company's premises, including (without limitation) the removal of all machinery and other assets of the Transferred Business. During such period, Benson will reimburse Purchaser and/or the Company (as the case may be) upon request all direct costs or expenses incurred by them in connection with the ongoing presence, operation or removal of such Transferred Business and certain Benson property and/or such relocation, including (without limitation) costs and expenses related to employee salaries or wages, employee benefits, utilities, and similar costs. Notwithstanding anything contained in this Agreement to the contrary, Benson shall be solely responsible for any and all wages, employee benefits and severance benefits (including without limitation medical benefits, as applicable) of any kind payable to any employees of the Company engaged in the Transferred Business and listed on Schedule 6.6. Upon effecting the relocation of the Transferred Business and certain Benson property, Benson shall leave the portion of the premises occupied by the Transferred Business "broom clean", and Benson shall repair, or cause to be repaired, any and all damages to such premises caused as a result of or in connection with said relocation.

                   (7)Loss Reattribution. It is understood and agreed that Benson may make an election under the Internal Revenue Code and applicable U.S. Treasury Regulations to retain the maximum allowable amount of the Company's net operating loss carry forwards ("NOL's"). Purchaser, shall, and shall cause the Company to, cooperate reasonably with Benson, at Benson's expense, in preparing and filing required statements, forms and other documents in connection with such election.

         7.Indemnification.

                   (1)Survival of Representations and Warranties. The representations, warranties and covenants of each party contained in this Agreement, or in any document delivered on the date hereof, shall be deemed continuing and shall survive through the period ending September 30, 1997, with the exception of (a) the representation and warranty contained in Section 4.5, which shall survive indefinitely,(b) the representation and warranty contained in Section 3.14, which shall survive until expiration of all applicable statutes of limitations, (c) the covenant contained in Section 3.9, which shall survive, with respect to each matter of pending litigation, for a period ending ninety (90) days after the final determination (i.e., entry of a final judgment from which no appeal can be taken and/or expiration of all time periods within which to appeal) or other final settlement, respectively, of each matter of pending litigation described therein, and (d) the covenant, indemnity, representation and warranty contained in Section 3.21, which shall survive for a period of six (6) years after the Closing Date.

                   (2)Indemnification.

                   (a)Benson agrees to indemnify and hold harmless each of the Purchaser, the Company and their affiliates, directors, officers, employees, agents and representatives (collectively, the "Purchaser Indemnified Persons") from and against and to reimburse each of the Purchaser Indemnified Persons, for any and all losses, damages, liabilities, deficiencies, claims and expenses (including reasonable counsel fees) incurred by any Purchaser Indemnified Person resulting from or arising out of (i) any misrepresentation or breach of any representation or warranty made by Benson in this Agreement, (ii) any failure by Benson in the performance of any of the covenants which Benson is to perform hereunder, (iii) any failure by Benson in the satisfaction and discharge of any of the Transferred Liabilities, (iv) any matter against which Purchaser and/or the Company are indemnified by Benson under
Section 3.9 hereof, (v) any matter against which Purchaser and/or the Company are indemnified by Benson under Section 3.21(b) hereof and, (vi) any claim made by a third party (other than any Purchaser Indemnified Person) which if true would entitle any Purchaser Indemnified Person to indemnification pursuant to clauses (i), (ii), (iii), (iv) or (v) above.

                   (b)Purchaser agrees to indemnify and hold harmless Benson, its affiliates, directors, officers, employees, agents and representatives (collectively, the "Benson Indemnified Persons") from and against and to reimburse each Benson Indemnified Person for any and all losses, damages, liabilities, claims, deficiencies and expenses (including reasonable counsel fees) incurred by each Benson Indemnification Person and resulting from or arising out of (i) any misrepresentation or breach of any representation or warranty made by Purchaser in this Agreement,
(ii) any failure by Purchaser in the performance of any of the covenants which Purchaser is to perform hereunder, (iii) any failure by the Purchaser or the Company in the satisfaction and discharge of any of the liabilities of the Company or the Business, other than the Transferred Liabilities and/or any of the liabilities against which Benson has agreed to indemnify the Purchaser and the Company under Section 3.9 and Section 3.21(b), or (iv) any claim made by a third party (other than any Benson Indemnified Person) which if true, would entitle any Benson Indemnified Person to indemnification pursuant to clauses (i), (ii) or (iii) above.

                   (c)Purchaser and Benson shall each assert any right to indemnification by furnishing to other, with a written notice showing the nature of the claim and, if known, the amount or approximate amount of the claim. For purposes of this Agreement, any party claiming indemnification under this Section 7 shall hereafter be called the "Indemnitee" and any party against whom indemnification is sought shall hereafter be called the "Indemnitor". If such assertion of a right to indemnification is based on a claim of a third party, such notice shall be given within a reasonable period after the Indemnitee has actual notice of such claim. For this purpose, a reasonable period shall mean such period of time as will give the Indemnitor reasonably sufficient time, taking into account the date upon which the Indemnitee has actual notice of such claim, in which to respond to such claim in light of any time deadline to do so of which the Indemnitee is aware or upon reasonable inquiry should be aware, and further taking into account any actual prejudice to the Indemnitor as a consequence of any unreasonable delay by the Indemnitee in giving notice.

                   (d)In the event the Indemnitee asserts a right to indemnification based upon a claim of a third party, the Indemnitor shall have the right to contest such claim, at the Indemnitor's expense, by giving the Indemnitee notice of the election to do so within thirty (30) days after the written notice referred to in Section 7.2(c) above has been given. Failure by the Indemnitor to give such notice within such thirty
(30) day period (or failure thereafter to actually assume the defense of and/or contest such claim) shall constitute a waiver by the Indemnitor of its right to contest such claim, in which event the Indemnitee may (but need not) contest such claim in such manner as the Indemnitee deems appropriate and may settle such claim on such terms as it may deem appropriate. If the Indemnitor elects to contest any such claim, the Indemnitor shall not consent to the entry of any judgment or order against or affecting the Indemnitee (other than a judgment or dismissal on the merits and with no costs to be paid by the Indemnitee) or enter into any settlement except with the written consent of the Indemnitee, which consent shall not be unreasonably withheld. The Indemnitor and the Indemnitee shall cooperate in reasonable requests for documents (including providing reasonable access to Benson's, Purchaser's and the Company's respective books and records), testimony and other forms of litigation or claims assistance in connection with the contest by either the Indemnitor or the Indemnitee of such claim of a third party. The amount with respect to which the Indemnitee is entitled to indemnification under this Section 7 in the case of a claim of a third party shall include, without limitation, the reasonable expenses, including reasonable counsel fees or otherwise, incurred by the Indemnitee in connection with such claim (whether or not the Indemnitor elects to contest such claim) and the amount of any judgment, damage or other liability and interest arising from such claim or the settlement thereof (including a settlement made by the Indemnitee under circumstances where the Indemnitor has waived the right to contest and/or defend such claim in the manner set forth above).

                   (e)The determination of the amount of any loss, cost, expense or other damage subject to subparagraph (a) or (b) shall take into account and such amount shall be reduced by, (i) any reduction in federal or state income taxes of the party claiming indemnification attributable thereto, (ii) the amount of any insurance proceeds received by such party in connection therewith, and (iii) any third party payments by virtue of indemnification or subrogation.

                   (f)Except as otherwise set forth herein, no party shall have any obligation under the indemnification provisions set forth in
Section 7.2(a) or 7.2(b) above: (i) unless notice of a claim for indemnity in respect of any matter has been given to such party on or before the expiration of the relevant period set forth in Section 7.1 hereof, and
(ii) until and only to the extent that the aggregate of all claims or liabilities for which such party is responsible under such indemnification provisions exceeds $100,000 (the "Basket"); provided, however, that no item shall be included in the Basket if the amount of any such claim or liability is less than $5,000, unless and until the aggregate of all such items less than $5,000 equals or exceeds $25,000. Notwithstanding the foregoing, (i) the Basket shall not apply to limit any claim for indemnification (A) by Purchaser or the Company under Sections 7.2(a)(iii), 7.2(a)(iv) or Sections 3.6, 3.9, 3.13(b), 3.16(b), or
3.21(b), or (B) by Benson under Section 7.2(b)(iii) relating to the Company's defined benefit plan described in Schedule 3.22. Benson shall not under any circumstances be liable for claims or liabilities under
Section 7.2(a) which exceed $4,000,000; provided, that there shall be no cap on Benson's liability and duty to indemnify pursuant to Sections 7.2(a)(iii) and 7.2(a)(iv) or Sections 3.9 and 3.21(b). Purchaser shall not under any circumstances be liable for claims or liabilities under
Section 7.2(b) which exceed $4,000,000; provided, that there shall be no cap on Purchaser's liability to Seller with respect to the benefit plans set forth in Exhibit 3.22.

                   (g)The parties acknowledge and agree that in addition to any equitable remedy available to any party, their sole legal remedy for any alleged breach by the other of any provision of this Agreement or otherwise relating to the enforcement or performance of this Agreement, (except to the extent otherwise expressly set forth herein) shall be to seek indemnification under the terms of this Section 7. Nothing in this Agreement shall preclude any party hereunder from asserting any common law or statutory claim for contribution, indemnification or a claim over.

         8.Miscellaneous.

                   (1)Expenses. Each party shall pay or cause to be paid its own legal and accounting expenses and costs relating to the negotiation, execution and performance of this Agreement and any other costs and expenses relating to this Agreement and the Closing. No such expenses whatsoever shall be attributed to the Company.

                   (2)Notices. All notices, requests, demands and other communications hereunder shall be deemed to be duly given when (i) personally delivered, (ii) when mailed, certified or registered mail, with postage prepaid, addressed to the party for whom intended at the address provided below, or to such other address as such party may hereafter specify in a written notice to the other parties, given in the manner set forth in this Section or (iii) when sent by facsimile (with receipt acknowledged):

                   If to Benson:       Benson Eyecare Corporation
                                       55 Theodore Fremd Avenue
                                       Suite B-302
                                       Rye, New York  10580
                                       Attention: Martin E. Franklin
                                       Fax No: (914) 967-9405


                   With a copy to:     Benson Eyecare Corporation
                                       1601 Valley View Lane,
                                       Dallas, Texas 75234
                                       Attention: Peter H. Trembath,
                                       General Counsel
                                       Fax No: (214) 888-2447

                   If to Purchaser:    HMG Worldwide Corporation
                                       475 Tenth Avenue
                                       New York, New York 10016
                                       Attention: Robert V. Cuddihy, Jr.
                                       Fax No: (212 ) 564-3395

                   With a copy to:     Parker Duryee Rosoff & Haft
                                       529 Fifth Avenue
                                       New York, New York 10017
                                       Attention: Herbert F. Kozlov, Esq.
                                       Fax No: (212) 972-9487

                   (3)Publicity. No public announcement or other publicity regarding this Agreement or the transactions contemplated hereby shall be made prior to or after the date hereof without the prior written approval of both Benson and the Purchaser as to form, content, timing and manner of distribution. Notwithstanding the foregoing, nothing in this Agreement shall preclude Benson or the Purchaser from making any public announcement or filing required by federal or state securities laws or stock exchange rules.

                   (4)Entire Agreement. This instrument, including the Schedules and Exhibits hereto, and the Display Purchase Agreement embody the entire agreement among the parties hereto with respect to the transactions contemplated herein, and there have been and are no agreements, representations or warranties between the parties other than those set forth or provided for herein.

                   (5)Headings. The headings used in this Agreement are for convenience only and shall not constitute a part hereof.

                   (6)Modification; Waiver. No modification or waiver of any provisions of this Agreement or consent to any departure therefrom shall be effective unless in writing.

                   (7)Counterparts. This Agreement or any addendum thereto may be executed simultaneously in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                   (8)Assignment; Binding Nature. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by Benson or Purchaser without the prior written consent of the other party, and any attempted assignment without such written consent shall be null and void and without legal effect; provided, however, that without limitation to the foregoing, the Company's rights, interests, and obligations hereunder may be assigned to any successor entity by virtue of a merger of the Company with any such entity or otherwise. This Agreement shall be binding upon and inure to the benefit of all the parties named herein and their respective permitted heirs, personal representatives, successors and assigns.

                   (9)Further Assurances. Benson and Purchaser agree to execute any and all other documents and to take such other action or corporate proceedings as may be necessary or desirable to more fully and effectively carry out the terms hereof, as any party hereto may reasonably request at any time or from time to time after the date hereof and without payment of any additional consideration.

                   (10)Construction. This Agreement shall be interpreted without regard to any presumption or rule requiring construction against the party causing this Agreement to be drafted.

                   (11)Severability. If any provision of this Agreement shall be held to be unenforceable, then the invalidity of such specified provision herein shall not be held to invalidate any other provision herein and such other provisions shall remain in full force and effect.

                   (12)No Third-Party Beneficiaries. Each of the provisions of this Agreement is for the sole and exclusive benefit of the parties thereto, and shall not be deemed for the benefit of any other person.

                   (13)Exhibits and Schedules. All Exhibits and Schedules attached hereto are incorporated by reference into, and made a part of, this Agreement. Information set forth in any Schedule to the Agreement shall be deemed to be incorporated in every other Schedule to this Agreement to the extent applicable.

                   (14)Governing Law. This Agreement and all amendments hereof shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflicts of law principles thereof.

                   (15)Arbitration. If any dispute or claim shall arise in respect of the enforcement or interpretation of this Agreement, then the party seeking relief (the "Indemnified Party") shall give written notice to the other party (the "Indemnifying Party") describing such dispute or claim in reasonable detail. The Indemnified Party shall be entitled to give such notice prior to the establishment of the amount of its losses, damages and expenses and to supplement its claim from time to time thereafter by further notices as they are established. The Indemnifying Party shall respond to such claim for indemnification within fifteen (15) business days after receipt of the claim stating its acceptance or objection to the indemnification claim and explaining its position in respect thereto in reasonable detail. If the Indemnifying Party does not timely so respond, it will be deemed to have accepted the Indemnified Party's indemnification claim as specified in the notice given by the Indemnified Party. If the Indemnifying Party gives timely notice of acceptance or is otherwise deemed to have accepted the indemnification claim, it shall cure the matter giving rise to the claim as promptly as possible. If the Indemnifying Party gives a timely objection notice, then the parties shall negotiate in good faith to attempt to resolve the dispute. Upon the expiration of thirty (30) days from the objection notice or such longer period as to which the Indemnified and Indemnifying Parties may mutually agree, if the parties have not resolved their dispute, then such dispute shall be arbitrated before three (3) arbitrators in the City of New York, New York, in accordance with the then Commercial Rules of the American Arbitration Association. The award of the arbitrators shall be final, binding and conclusive on the parties. Judgment upon the award by the arbitrators may be entered in any court having jurisdiction. The prevailing party in any such arbitration shall be entitled to recover from, and have paid by, the other party hereto, all fees and disbursements of such arbitrators. Provided, however, that any party hereto may assert a claim for contribution, indemnity, or a claim over against any other party hereto in any litigation, action, proceeding or administrataive tribunal where a non-party to this Agreement has asserted claims which give rise to a party hereto asserting such a claim for indemnification, contribution or a claim over.

                   (16)Jurisdiction and Venue. The parties hereto hereby agree that any suit brought to enforce any arbitration award under Section
8.15 hereof shall be subject to the exclusive jurisdiction of the federal and state courts situated in New York County, New York. The parties to this Agreement agree that any breach of any term or condition of this Agreement shall be deemed to be a breach occurring in the State of New York by virtue of a failure to perform an act required to be performed in the State of New York and irrevocably and expressly agree to submit to the jurisdiction of the courts of the State of New York for the purpose of resolving any disputes among the parties relating to this Agreement or the transactions contemplated hereby. The parties irrevocably waive, to the fullest extent permitted by law, any objection which they may now or hereafter have to the venue of any suit, action or proceeding arising out of or relating after arbitration to this Agreement, or any judgment rendered in connection herewith being brought in New York County, New York, and further irrevocably waive any claim that New York County, New York, is an inconvenient forum.




         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first written above.


                                       BENSON EYECARE CORPORATION


                                       By:_____________________________

                                       Title:__________________________


                                       INTERMARK CORP.


                                       By:_____________________________

                                       Title:__________________________

                             TABLE OF CONTENTS


1.  Purchase of Shares.                                      1

2.  Purchase Price                                           1
    2.1   Consideration                                      1
    2.2   Payment of Purchase Price                          2

3.  Representations and Warranties of Benson.                2

    3.1   Ownership of Shares; Liens                         2
    3.2   Existence and Good Standing.                       2
    3.3   Capitalization.                                    2
    3.4   Rights, Warrants, Options.                         2
    3.5   Authority and Enforceability.                      2
    3.6   Balance Sheet and Tangible Assets, Liabilities.    3
          (d) Closing Balance Sheet.                         3
    3.7   Charter, By-laws and Corporate Records.            4
    3.8   Real Property                                      4
    3.9   No Litigation.                                     4
    3.10  Intellectual Property.                             5
    3.11  Broker's or Finder's Fee.                          5
    3.12  List of Bank Accounts.                             5
    3.13  No Undisclosed Liabilities.                        5
    3.14  Taxes.                                             5
    3.15  Permits and Licenses.                              6
    3.16  Material Contracts.                                6
    3.17  Subsidiaries.                                      6
    3.18  Employee Relations.                                6
    3.19  Personal Property.                                 6
    3.20  Insurance.                                         7
    3.21  Environmental Matters.                             7
    3.22  Employee Benefit Plans.                            8
    3.23  Customers.                                         9
    3.24  Absence of Certain Changes or Events               9
    3.25  No Known Impediment.                               9
    3.26  Completeness of Information.                       9

4.  Representations and Warranties of Purchaser.             10
    4.1   Existence and Good Standing.                       10
    4.2   Authority and Enforceability.                      10
    4.3   No Litigation.                                     10
    4.4   Broker's or Finder's Fee.                          10
    4.5   Purchase for Investment.                           11
    4.6   Independent Investigation.                         11
    4.7   No Reliance.                                       11

5.  Closing.                                                 11
    5.1   Closing.                                           11
    5.2   Documents to be Delivered by Benson.               11
    5.3   Documents to be Delivered by Purchaser.            12
    5.4   Closing Procedure.                                 13

6.  Additional Covenants and Agreements.                     13
    6.1   Display Purchases.                                 13
    6.2   Loan Funding.                                      13
    6.3   Non-Competition.                                   14
    6.4   Access to Records.                                 14
    6.5   Conditions to Closing.                             15
          (a) Conditions Precedent                           15
          (b) Further Conditions to the Obligations of the
              Parties                                        15
          (c) Condition Subsequent                           17
    6.6   Relocation of Transferred Business.                17

7.  Indemnification.                                         18
    7.1   Survival of Representations and Warranties.        18
    7.2   Indemnification.                                   18

8.  Miscellaneous.                                           21
    8.1   Expenses.                                          21
    8.2   Notices.                                           21
    8.3   Publicity.                                         22
    8.4   Entire Agreement.                                  22
    8.5   Headings.                                          22
    8.6   Modification; Waiver.                              22
    8.7   Counterparts.                                      22
    8.8   Assignment; Binding Nature.                        22
    8.9   Further Assurances.                                22
    8.10  Construction.                                      22
    8.11  Severability.                                      22
    8.12  No Third-Party Beneficiaries.                      23
    8.13  Exhibits and Schedules.                            23
    8.14  Governing Law.                                     23
    8.15  Arbitration.                                       23
    8.16  Jurisdiction and Venue.                            24

LIST OF SCHEDULES


    Schedule Number                          Title


    3.5                Authority and Enforceability
    3.6                Balance Sheet and Tangible Assets, Liabilities
    3.8                Real Property
    3.9                No Litigation
    3.10               Intellectual Property
    3.12               List of Bank Accounts
    3.14               Taxes
    3.16               Material Contracts
    3.18               Employee Relations
    3.19               Personal Property
    3.20               Insurance
    3.21               Environmental Matters
    3.22               Employee Benefit Plans
    4.2                No Violation
    5.2(f)             Instrument of Transfer and Assumption
    6.2                Promissory Note
    6.5(b)(vii)        HMG Guarantee
    6.6                Employees of Transferred Business

                               Exhibit 10 (s)


                         DISPLAY PURCHASE AGREEMENT

         AGREEMENT dated as of September 30, 1995 among and between HMG Worldwide In-Store Marketing, Inc. a New York corporation ("HMG"); Foster Grant Group, L.P., a Delaware limited partnership ("FGG"); and Benson Eyecare Corporation, a Delaware corporation ("Benson").

         WHEREAS, HMG and Benson have entered into a stock purchase agreement (the "SPA") with respect to the purchase by HMG of all of the capital stock of HMG Pennsylvania Corp. (the "Stock Purchase
Transaction"); and

         WHEREAS, in order to induce HMG to enter into and perform the Stock Purchase Transaction, Benson and FGG have agreed that they will enter into and perform this Display Purchase Agreement;

         NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein, and in consideration for HMG entering into and performing the Stock Purchase Transaction, it is agreed as follows:

         I.Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

              A."Merchandising Display Systems" shall mean non-corrugated durable display systems and parts and components of such display systems, where such display systems are intended to be used at retail purchase locations to contain and display eyewear products (e.g., eyeglasses, reading glasses, sunglasses and related eyewear accessories) offered to consumers, but shall not include tooling, prototypes, models, creative and design, taxes, shipping and insurance;

              B.The term of this Agreement shall be for the period commencing as of September 30, 1995 and ending on December 31, 2002 (the "Term") unless terminated earlier in compliance with section 6.2 and section 6.5(b) of the SPA;

              C."affiliate" shall mean any entity which is controlled by or under common control with another entity;

              D."FGG" means Foster Grant Group, L.P. and its affiliates;

              E. "Contract Year" shall mean any twelve-month period commencing on January 1 and ending on December 31 during the Term, except that the First Contract Year shall be the 14-month period commencing November 1, 1995 and expiring December 31, 1996.

              F."Comparable Vendor" shall mean a company (other than HMG) that, principally through its employees and not through subcontractors, engineers, designs, assembles, manufactures and sells Merchandising Display Systems and provides services (including, for example, design services, modeling, prototypes and creative services) at levels of quality, value, service and timeliness comparable to HMG. Companies that principally broker or subcontract the foregoing services, or manufacture Merchandising Display Systems outside of the United States, shall not be considered Comparable Vendors.

              G."HMG's Costs" shall mean all actual direct and indirect costs of materials (including but not limited to display components, packing, pallets and consumable supplies) and HMG's actual direct and indirect labor costs (including but not limited to wages, benefits, payroll taxes and labor costs associated with assembling, manufacturing, warehousing and in-bound freight) and shall also include any actual out-of-pocket costs associated with fulfilling an order to manufacture and sell Merchandising Display Systems (including but not limited to freight, shipping, insurance, warehousing, storage, duty, sales and excise taxes). For purposes of calculating HMG's Costs in accordance with this Agreement, HMG shall utilize its then-current blended hourly labor costs, blended to take into account any and all differing labor rates and costs at all HMG manufacturing and/or assembly sites. HMG's Costs shall not include corporate overhead, general administrative costs, under-funded pension and retiree medical benefits costs existing as of September 30, 1995, or indirect overhead and depreciation and amortization.


         II.Merchandising Display Systems Purchase Guidelines. Subject to the terms and conditions set forth in this Agreement:

              A.FGG agrees that during each Contract Year of the Term of this Agreement, it will purchase from HMG or its affiliates not less than seventy percent (70%), measured on a dollar value basis, of all of the Merchandising Display Systems purchased by FGG. In the event during any Contract Year FGG fails to purchase from HMG at least 70% of the Merchandising Display Systems to be purchased by FGG during such Contract year, then in order to compensate HMG for FGG's non-compliance with the provisions of this section 2(a), FGG shall pay to HMG, within 30 days of the close of the applicable Contract Year, an amount equal to 30% of the dollar volume shortfall of FGG's Merchandising Display Systems purchases.

              B.FGG agrees that during the Term it will not manufacture Merchandising Display Systems, whether for its own use or for resale to third parties.

              C.During the Term FGG shall be required to purchase from HMG an average not less than Four Million Five Hundred Thousand Dollars ($4,500,000) of Merchandising Display Systems per Contract Year, except that for the First Contact Year, which is a period of 14 months rather than 12 months, the $4,500,000 sum shall be proportionately increased to Five Million Two Hundred Fifty Thousand Dollars ($5,250,0000). In calculating the dollar amount of FGG's purchases of Merchandising Display Systems from HMG for purposes of this paragraph, costs and charges for tooling, prototypes, models, creative and design, taxes, shipping and insurance shall be excluded;

              D.In the event that FGG has failed to purchase and pay for an aggregate of at least of $14,250,000 of Merchandising Display Systems from HMG during the first, second and third Contract Years (i.e., the Contract Years ending December 31, 1998) (the "First Measurement Period"), then within 30 days following the close of the third Contract Year FGG shall make a lump-sum payment to HMG equal to the product of the following formula:

                        ($14,250,000, minus the aggregate dollar amount of FGG's actual purchases of and payments for Merchandising Display Systems from HMG during the First Measurement Period) x .30.

              E.In the event that FGG has failed to purchase and pay for an aggregate of at least $9,000,000 of Merchandising Display Systems from HMG during the fourth and fifth Contract Years (i.e., the Contract Years from January 1, 1999 through December 31, 2000) (the "Second Measurement Period"), then within 30 days following the close of the fifth Contract Year FGG shall make a lump-sum payment to HMG equal to the product of the following formula:

                        ( $9,000,000, minus the aggregate dollar amount of FGG's actual purchases of and payments for Merchandising Display Systems from HMG during the Second Measurement Period) x .30.

              F.In the event that FGG has failed to purchase and pay for an aggregate of at least $9,000,000 million of Merchandising Display Systems from HMG during the sixth and seventh Contract Years (i.e., the Contract Years from January 1, 2001 through December 31, 2002) (the "Third Measurement Period"), then within 30 days following the close of the seventh Contract Year FGG shall make a lump-sum payment to HMG equal to the product of the following formula:

                        ($9,000,000, minus the aggregate dollar amount of FGG's actual purchases of and payments for Merchandising Display Systems from HMG during the Third Measurement Period) x .30.

              G.The multiplier of .30 in the formulae set forth in each of paragraphs 2(d), 2(e) and 2(f) shall be reduced from .30 to .10 with respect to the dollar volume of orders for the purchase of Merchandising Display Systems offered to HMG in accordance with the provisions of paragraph 3 of this Agreement where HMG has elected not to submit any bid or has otherwise declined the order with respect to the purchase and sale of such Merchandising Display Systems.

              H.In calculating the dollar volume of FGG's purchases of Merchandising Display Systems from HMG for purposes of this paragraph 2, to the extent that FGG has paid to HMG ReBid Fees (as set forth in paragraph 3(f)(ii) below) the purchases of Merchandising Display Systems from which the ReBid Fees have been calculated and paid shall be deemed to be purchases of Merchandising Display Systems from HMG.

              I.In calculating the dollar volume of FGG's purchases of Merchandising Display Systems from HMG for purposes of this paragraph 2, to the extent that FGG has paid to HMG Non-Bid Fees (as set forth in paragraph 3(g) below) the purchases of Merchandising Display Systems from which the Non-Bid Fees have been calculated and paid shall be deemed to be purchases of Merchandising Display Systems from HMG.


         III.HMG's Right of Last Refusal. In the event FGG seeks to purchase Merchandising Display Systems from a party other than HMG, FGG shall follow the following procedures:

              A.FGG may solicit written bids for the purchase of Merchandising Display Systems from Comparable Vendors of
         Merchandising Display Systems (a "Non-HMG Bid");

              B.If FGG determines it would accept a Non-HMG Bid, 5 business days prior to accepting such a bid it shall so inform HMG in writing and provide HMG with all relevant information relating to the Non-HMG Bid;

              C.From the time at which HMG has received all documentation and other information relating to the Non-HMG Bid FGG would accept, HMG shall have a right of last refusal, for a period of 5 business days, to submit its bid;

              D.In the event that HMG's bid to provide Merchandising Display Systems of comparable quality is within one hundred ten percent (110%) of the price set forth in the acceptable Non-HMG Bid, FGG shall award the order to HMG;

              E.In the event that HMG does not submit a bid that is within one hundred and ten percent (110%) of the acceptable Non-HMG Bid, FGG shall then have a maximum 10 days in which to advise HMG whether it intends to accept the HMG bid or the Non-HMG Bid.

              F.If FGG advises HMG that FGG intends to accept the Non-HMG Bid, HMG shall then have a maximum of 7 business days in which HMG may elect to submit a revised HMG bid (an "HMG ReBid"), which HMG ReBid HMG has calculated at a price less than or equal to 115% of "HMG's Costs". If HMG elects to submit an HMG ReBid, the HMG ReBid shall be accompanied by a schedule which reports HMG's Costs in reasonable detail. If HMG submits an HMG ReBid, then FGG shall in its discretion, either:

                   a.award the order to HMG within seven (7) business days
              after receipt of the HMG ReBid on the terms set forth in the HMG ReBid; or

                   b.award the order to the Non-HMG Bidder within seven
              (7) business days after receipt of the HMG ReBid, in which case FGG immediately will so notify HMG that it has accepted the Non-HMG Bid and, within five (5) days after delivery to or on behalf of FGG of the goods and services subject to the Non-HMG Bid, FGG shall pay to HMG a fee equal to thirty percent (30%) of the aggregate amount of all purchases pursuant to the Non-HMG Bid (a "ReBid Fee").

              G.If FGG accepts a Non-HMG Bid where HMG has elected not to submit an HMG ReBid, FGG will notify HMG that it has accepted the Non-HMG Bid and, within five (5) days after delivery to or on behalf of FGG of the goods and services subject to the Non-HMG Bid, FGG shall pay a fee to HMG equal to ten percent (10%) of the aggregate amount of all purchases pursuant to the Non-HMG Bid (a "Non-Bid Fee").

              H.In the event FGG disputes the calculation of HMG's Costs in connection with any HMG ReBid, FGG shall so advise HMG in writing prior to accepting any Non-HMG Bid. The parties shall then confer and attempt to resolve any disagreement with respect to the calculation of HMG's Costs within five (5) business days of FGG notifying HMG of its disagreement with the calculation of HMG's Costs. If at the end of such five (5) business day period the parties have not resolved their disagreement, either party may submit the issue of the calculation of HMG's Costs to binding arbitration before the American Arbitration Association in New York City, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties agree that the American Arbitration Association shall appoint a single arbitrator to resolve any disputes as to the calculation of HMG's Costs, and further agree that the arbitrator appointed by the American Arbitration Association shall be a certified public accountant with experience in cost accounting for manufacturing companies. Such arbitrator shall not be affiliated with any accounting firm used by FGG, Benson or HMG. The arbitrator shall render his or her ruling within ten (10) days of the dispute being fully submitted. Within three (3) business days after receipt of the arbitrator's decision, HMG may elect to submit an HMG ReBid in accordance with the Arbitrator's decision, in which event FGG may then exercise either of the options set forth in paragraphs 3(f)(i) and (ii), within the time periods set forth therein.

                   a.In the event FGG or HMG disputes whether an entity
              qualifies as a Comparable Vendor, the party disputing each issue shall so advise the other party in writing. The parties shall then confer and attempt to resolve any disagreement with respect to whether an entity is a Comparable Vendor within five (5) business days of such dispute being raised. If at the end of such five (5) business day period the parties have not resolved their disagreement, either party may submit the issue of whether an entity is a Comparable Vendor to binding arbitration before the American Arbitration Association in New York City, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties agree that the American Arbitration Association shall appoint a single arbitrator to resolve any disputes whether an entity is a Comparable Vendor, and further agree that the arbitrator appointed by the American Arbitration Association shall be an independent individual with experience in marketing and merchandising. The arbitrator shall render his or her ruling within five (5) days of the dispute being fully submitted. FGG will not accept any Non-HMG Bid from a party as to whom there is a dispute whether that party is a Comparable Vendor until five (5) business days after the arbitrator has decided the issue. HMG may submit a last refusal bid in accordance with paragraph 3 hereof during such five (5) day period.

                   b.In order for FGG to verify the calculation of HMG's
              Costs, and in order for HMG to verify the volume of Merchandising Display Systems purchased by FGG, the parties hereby agree that all relevant books and records, invoices, files, correspondence, contracts, and other documents shall be available for inspection at the location where such books and records, etc., are regularly maintained, on five (5) days prior notice. Any party performing such an inspection shall bear its own costs and agrees that the books and records examined, and the contents thereof, and any information obtained as a consequence of such examination shall be utilized only for purposes of enforcing the provisions of this Agreement and shall otherwise be kept confidential.


         IV.The provisions of Section 3 shall be suspended for the balance of any Contract Year from and after the point at which the parties have agreed that FGG has offered to purchase from HMG in accordance with the provisions of this Agreement both (i) $4,5000,000 worth of Merchandising Display Systems (except for the First Contract Year, for which the sum shall be $5,250,000), and (ii) at least 70% of the Merchandising Display Systems to be purchased by FGG during such Contract year. Provided, however, that at the expiration of any such Contract Year the provisions of this Section 3 shall be reinstated in full.


         V.This Agreement shall be binding upon and inure to the benefit of FGG, Benson and HMG and each of their affiliates, permitted successors and assigns. Without limitation to the foregoing, this Agreement shall be binding upon any entity which acquires substantially all of the assets, capital stock, equity interest or business of Benson or FGG.


         VI.In the event of any dispute arising under this Agreement or in connection with the purchase by FGG and its affiliates of Merchandising Display Systems from HMG, such dispute shall be submitted to the American Arbitration Association for binding arbitration, before a single arbitrator, in accordance with the Commercial Arbitration Rules of the American Arbitration Association. The exclusive judicial forum and venue for any dispute which the parties are entitled to litigate in court will be the federal and state courts situated in the State of New York, County of New York, and the parties hereby irrevocably consent to the jurisdiction and venue of such courts for such purposes.


         VII.This Agreement constitutes the full, complete and final expression of the parties' understanding with respect to the subject matter hereof and may only be modified in writing, signed by the parties hereto.


         VIII.This Agreement is the product of mutual negotiation and drafting and neither party will be considered the "draftsman" of this Agreement. This Agreement shall be governed and controlled in accordance with the laws of the State of New York without regard to New York choice of law or conflict of laws provisions. This Agreement is deemed to be an agreement made and to be performed within the State of New York. The parties irrevocably consent to the jurisdiction and venue of the federal and state courts situated in New York City with respect to the enforcement of this Agreement or any arbitration award rendered in connection with this Agreement.


         IX.In order to induce HMG to enter into this Agreement and the stock purchase transaction, Benson has executed and delivered the guarantee set forth as Exhibit 1 hereto.


         X.Notices.   All notices, requests, demands and other
communications hereunder shall be deemed to be duly given when (i) personally delivered, (ii) when mailed, certified or registered mail, with postage prepaid, addressed to the party for whom intended at the address provided below, or to such other address as such party may hereafter specify in a written notice to the other parties, given in the manner set forth in this Section or (iii) when sent by facsimile (with receipt acknowledged):


        If to Benson:    Benson Eyecare Corporation
                         555 Theodore Fremd Avenue
                         Suite B-302
                         Rye, New York  10580
                         Attention: Martin E. Franklin
                         Fax No: (914) 967-9405

        With a copy to:  Foster Grant Group, L.P.
                         1601 Valley View Lane,
                         Dallas, Texas 75234
                         Attention: Peter H. Trembath, General Counsel Fax No: (214) 247-3588

        If to Purchaser: HMG Worldwide In-Store Marketing, Inc.
                         475 Tenth Avenue
                         New York, New York 10016
                         Attention: Robert V. Cuddihy, Jr.
                         Fax No: (212) 564-3395


        With a copy to:  Parker Duryee Rosoff & Haft
                         529 Fifth Avenue
                         New York, New York 10017
                         Attention: Herbert F. Kozlov, Esq.
                         Fax No: (212) 972-9487


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                        HMG WORLDWIDE IN-STORE MARKETING, INC.


                        By:___________________________________



                        BENSON EYECARE CORPORATION


                        By:___________________________________



                        FOSTER GRANT GROUP, L.P.


                        By:___________________________________
                        Bonneau General, Inc.  General Partner

                               EXHIBIT 10 (t)

         HMG Europe B.V.
         10A Valkenierstraat
         Ridderkerk, The Netherlands 2984 AZ


         MARKETING SUPPORT AND EQUIPMENT SALE AGREEMENT


The undersigned:

1. TURBO SCREEN B.V., a company incorporated under the laws of the Netherlands with its offices at Kolenbranderstraat 24 in (2984 AT) Ridderkerk, The Netherlands ("Tchai"); and

2. TCHAI HOLDINGS B.V., a company incorporated under the laws of the Netherlands with its offices at Kolenbranderstraat 24 in (2984 AT) Ridderkerk, The Netherlands ("Holdings"); and

3. HMG EUROPE B.V., a company under the laws of the Netherlands with its offices at 10A Valkenierstraat Ridderkerk, The Netherlands 2984 AZ ("HMG Europe"); and

4. HMG WORLDWIDE IN-STORE MARKETING, INC. a company under the laws of the State of New York with its offices at 475 Tenth Avenue, New York, New York 10018 ("HMG US").

WHEREAS:

1. HMG Europe, HMG US, and Tchai wish to enter into a marketing agreement whereby Tchai will provide HMG Europe and HMG US with production and product development support in Holland; HMG Europe will provide Tchai with sales and marketing leads and access to new product development.

2.       Tchai wishes to retain as their own certain HMG Europe employees.

3.       Tchai wishes to acquire certain property and equipment from HMG
Europe.

HEREBY DECLARE TO HAVE AGREED AS FOLLOWS:


ARTICLE 1 - HMG EUROPE PERSONNEL;

1. Tchai shall acquire from HMG Europe four employees, Rob Bergervoet, Andrie De Quaasteniet, Theo van Steenbergen and Yolanda Vis (the "Named Employees") effective October 1, 1995 ("Transfer Date"). HMG Europe shall be responsible for each of the Named Employees' salary, vacation, holiday pay and other benefits (collectively, "Compensation") earned but unpaid, if any, prior to the Transfer Date. Tchai shall be responsible for all Compensation pertaining to the Named Employees arising subsequent to the Transfer Date.

2. HMG Europe shall be responsible for all Compensation payable to the Named Employees on or prior to the Transfer Date or relating to the period prior to the Transfer Date, including taxes and social premiums. HMG Europe indemnifies and holds Tchai harmless with respect to any and all losses, damages, costs, and expenses which Tchai incurs as a consequence of any breach by HMG Europe of this provision.

3. Tchai shall be responsible for any severance benefits to the Named Employees arising at any time. Tchai indemnifies and holds HMG Europe harmless with respect to any and all losses, damages, costs, and expenses which HMG Europe incurs as a consequence of any breach by Tchai of this provision.

4. Upon expiration of this Agreement and for a two year period thereafter, HMG US, HMG Europe and Tchai shall not solicit each others' employees without written consent from the other party.


ARTICLE 2 - MARKETING SUPPORT;

1. Tchai hereby retains HMG Europe, and HMG Europe and HMG US hereby retain Tchai, to help and support the other in connection with the marketing and sale of goods and services manufactured, distributed or sold by each party . This Agreement shall apply with respect to new customers introduced by one party to the other party.

2. As for the total consideration of all services to be rendered by each party to the other, the parties agree to pay commissions as follows:

         a) A commission shall be paid to the party providing the client introduction at the rate of (i) ten percent (10%) of "Net Sales" (as defined hereinafter) of merchandising, display, fixture systems, or electronic (computer) devices, where such goods are sold by the other party at its full, non-discounted sales price. Products are deemed to have been sold at their full, non-discounted sales price if they are sold at a mark-up greater than or equal to 150% of direct materials, components and
direct labor costs (excluding all fixed costs and overhead items).   In
the event goods are sold at a mark-up of less than 150%, commissions shall be payable on a sliding scale as set forth below:


              Mark-up                  Commission
              <1.5                         10%
              1.4 - 1.49                    8%
              1.3 - 1.39                    6%
              1.2 - 1.29                    4%
              1.1 - 1.19                    2%


         b) "Net Sales" shall mean the invoice amount (less returns, discounts, credits, rebates, allowances, and all expenses or disbursements passed through or charges to the customer, including without limitation, freight, insurance, postage, travel and taxes) of orders. No commission shall be payable on sales of prototypes, tooling, or software development, or on consulting or design fees unless the parties have agreed otherwise on a project-by-project basis. In order to avoid confusion or disputes as to whether a commission is due on sales in relation to a defined project for a particular customer, prior to that prospective customer placing an order with either party, a written Customer Project Introduction Acknowledgement form (annexed hereto as Exhibits A.1 and A.2), shall be issued and agreed to by the parties thereby requesting confirmation and a commission on such particular project.

3. Commissions payable pursuant to the Agreement shall be payable to the introducing party on orders, in relation to projects for which a Customer Project Introduction Acknowledgement Form has been completed, placed during the term of the agreement ("Commission Period").
Commissions will also be payable on additional orders placed in the Commission Period or during the two year period thereafter ("Commission Extension Period") if such order is either a first order or a repeat order that directly relates from or directly relates to a clearly defined project started in the Commission Period for which a Customer Project Introduction Acknowledgement form was completed in the Commission Period.

4. Commissions payable pursuant to this Agreement shall be earned and payable only if, as, when and to the extent that the Net Sales upon which commissions are calculated have actually been received by the party who has produced and sold the goods.

5. Each party shall prepare monthly commission statements reporting detailed sales and commission activity. Each commission statement shall be prepared within 30 days after the end of the month and shall be accompanied with a payment for the amount due pursuant to the commission statement. All commissions shall be payable in the local currency of the original sale.

6.       Either party may terminate or resign the arrangement set forth in
Article 2.1 on thirty days prior written notice. Absent such termination or resignation, the term of the arrangement created in Article 2.1 shall be the period October 1, 1995 to and including September 30, 1998. No termination, resignation or expiration of the arrangement created in
Article 2.1 shall effect any other provision of this Agreement.

ARTICLE 3 - EQUIPMENT;

1. HMG Europe shall sell to Tchai the equipment listed in Exhibit B, inclusive of HMG Europe's rights to the standard equipment operating software with respect to any such equipment, for dfl 50,000, payable in two equal installments due October 15, 1995 and October 31, 1995.

2. HMG hereby represents that the equipment is in good working order subject to normal wear and tear from use and is free and clear of any liens, mortgages, pledges or encumbrances of any nature whatsoever.

ARTICLE 4 - USE OF NAMES;

1. Tchai shall be entitled to use the name "An Independent Sales Representative of HMG Worldwide" on its business cards and stationary during the term of this agreement.

2. HMG Europe shall be entitled to use the name "An Independent Sales Representative of Tchai Displays" on its business cards and stationary during the term of this agreement.

3. The provisions of this Article 4 shall terminate upon the termination of the provisions of Article 2.1.

ARTICLE 5 - GUARANTEES;

1. Holdings guarantees any and all commission payments which may be due and payable by Tchai as a result of this Agreement vis-a-vis HMG Europe. Furthermore, Holdings guarantees the full and proper performance by Tchai of its obligations vis-a-vis HMG Europe Customers (Customer Project Introductions Acknowledgements) referred to it under this agreement.

2. Holdings will cause that all subsidiaries, partnerships and joint ventures of Holdings (the "Tchai Group") will comply with the arrangements set forth in Article 2, in the sense that any of such companies will pay commissions in accordance with Article 2 of this Agreement in the event that it performs work for an HMG Europe Customer for which Tchai, if it would have performed such work, would have to pay commissions in accordance with said Article 2.

3. HMG US cause that all subsidiaries, partnerships and joint ventures of HMG US (the "HMG Group") will comply with the arrangements set forth in Article 2, in the sense that any of such companies will pay commissions in accordance with Article 2 of this Agreement in the event that it performs work for a Tchai Customer for which HMG Europe or HMG US, if it would have performed such work, would have to pay commissions in accordance with said Article 2.

ARTICLE 6 -  MISCELLANEOUS;

1. Each party shall be solely responsible for all of its own expenses and obligations arising out of the representation described herein and shall comply, at its own expense, with all applicable laws or governmental regulations.

2. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes any prior agreements between them. This Agreement can be amended only in writing executed by the parties hereto.

3. The nature of the services referred hereunder are personal and this Agreement may not be assigned unless otherwise approved in writing by the other party.

4. Nothing in this agreement shall constitute an agent relationship. No party to this agreement shall be authorized to represent or act on behalf or in the name of any of the other parties to this agreement.

5. Any dispute arising pursuant to this Agreement shall be resolved through arbitration in accordance with the rules of the International Chamber of Commerce. Any such arbitration shall be conducted in Amsterdam, Holland provided that all such arbitrations, including any written submissions and oral proceedings shall be conducted solely in the English language before a single arbitrator who fluently reads and speaks the English language.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the 23rd day of October, 1995.


HMG WORLDWIDE IN-STORE                 HMG EUROPE B.V.
MARKETING,  INC.


BY:      ---------------               BY:---------------



TURBO SCREEN B.V.                      TCHAI HOLDINGS B.V.


BY:      ---------------               BY:---------------