Form 10-Q
period 1996-03-31
HMG WORLDWIDE CORP
filed 1996-05-15
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                     FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 1996

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from      to
                                  ------   ------

Commission file number: 0-13121
                       --------

                                HMG Worldwide Corporation
                       -------------------------------------------
                 (Exact name of registrant as specified in its charter)

           Delaware                                          13-3402432
- ------------------------------                             ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

475 Tenth Avenue, New York, NY                                   10018
- ------------------------------                             -----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (212)736-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X        No
                                         ----------     ----------

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes              No
                                        ----------      ----------

                          APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at May 14, 1996
- ----------------------------                      ---------------------------
Common Stock, $.01 par value                                   7,567,517

[CAPTION]

                     Part I. Financial Information
                               Item 1.

                    HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                 March 31, 1996      December 31, 1995
                                 --------------      -----------------
                                    (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents          $ 8,782              $ 8,139
  Accounts receivable - less
    allowance for doubtful
    accounts of $579 and $596          7,818                8,681
  Inventory                            4,072                5,254
  Prepaid expenses                       393                  440
  Other current assets                   413                  225
                                     -------              -------
    Total current assets              21,478               22,739

Property and equipment - net           2,340                2,143
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $901 and $799                     7,258                7,360
Other assets                             406                  406
                                     -------              -------
                                     $31,482              $32,648
                                     =======              =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations            $ 9,725              $ 7,557
  Note payable                           461                  714
  Accounts payable                     4,486                4,331
  Accrued employee compensation
    and benefits                       1,043                1,571
  Deferred revenue                       354                  696
  Accrued expenses                     1,213                1,533
  Restructuring costs                  1,635                1,973
  Other current liabilities            1,525                1,740
                                     -------              -------
     Total current liabilities        20,442               20,115
Pension obligation                     1,908                1,965
Other long-term liabilities              443                  492
                                     -------              -------
                                      22,793               22,572
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    7,567,517 issued
    and outstanding                       76                   76
  Additional paid-in capital          33,258               33,258
  Accumulated deficit                (24,645)             (23,258)
                                     -------              -------
                                       8,689               10,076
                                     -------              -------
                                     $31,482              $32,648

                                     =======              =======

              See accompanying notes to consolidated financial statements.

[CAPTION]


                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                    (unaudited)



                                        Three Months Ended March 31,
                                        ----------------------------
                                            1996            1995
                                            ----            ----
Net revenues                              $10,684         $10,950

Cost of revenues                            8,844           8,616
                                          -------         -------

  Gross profit                              1,840           2,334

Selling, general and
  administrative expenses                   3,130           4,640
                                          -------         -------

  Loss from operations                     (1,290)         (2,306)

Interest income                               102             159

Interest expense                             (191)           (161)
                                          -------         -------
  Loss before provision
    for income taxes                       (1,379)         (2,308)

Provision for income taxes                     (8)            (11)
                                          -------         -------

  Net loss                               ($ 1,387)       ($ 2,319)
                                          -------         -------
Net loss per common and
  common equivalent share                  ($0.18)        ($ 0.31)
                                            =====          ======

Weighted average number of
  common and common equivalent
  shares outstanding                    7,567,517       7,567,517
                                        =========       =========


  See accompanying notes to consolidated financial statements.

[CAPTION]

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)



                                        Three Months Ended March 31,
                                        ----------------------------
                                           1996              1995
                                           ----              ----

Cash flows from operating activities:
  Cash received from customers           $11,206           $ 8,985
  Interest received                          102               159
  Cash paid to suppliers                  (9,573)           (9,180)
  Cash paid to employees                  (2,509)           (3,076)
  Income taxes paid                                            (11)
  Interest paid                             (189)             (161)
                                          ------            ------
    Net cash used in operating
      activities                            (963)           (3,284)
                                          ------            ------

Cash flows from investing activities:
  Proceeds from redemption of marketable
    securities                                               6,828
  Capital expenditures                      (308)             (129)
                                          ------            ------
    Net cash provided by
      (used in) investing
      activities                            (308)            6,699
                                          ------            ------

 Cash flows from financing activities:
  Net proceeds from exercise
    of stock options                                            10
  Proceeds derived from a credit
    agreement                              2,168             1,819
  Principal payments of
    outstanding debt obligations            (253)             (245)
                                         -------            ------
    Net cash provided by
    financing activities                   1,915             1,584
                                          ------            ------

Effect of exchange rate changes               (1)               94
                                          ------            ------

Net increase in cash and
  cash equivalents                           643             5,093

Cash and cash equivalents
  at beginning of year                     8,139             6,469
                                          ------            ------

Cash and cash equivalents
  at March 31                            $ 8,782           $11,562
                                         =======           =======




         See accompanying notes to consolidated financial statements.

[CAPTION]

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                  (in thousands)
                                    (unaudited)



                                            Three Months Ended March 31,
                                            ----------------------------

                                               1996               1995
                                               ----               ----


Reconciliation of net loss
  to net cash used in
  operating activities:

Net loss                                     ($1,387)           ($2,319)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:

  Depreciation and amortization                  213                335
  Loss on foreign currency translation             7

Decrease (increase) in assets:
  Accounts receivable                            859             (1,413)
  Inventory                                    1,182                215
  Prepaid expenses                                47                215
  Other assets                                  (188)               165

Increase (decrease) in liabilities:
  Accounts payable                               157                914
  Deferred revenue                              (342)              (634)
  Accrued expenses                              (906)              (762)
  Restructuring costs                           (548)
  Pension obligation                             (57)
                                              ------             ------

Net cash used in operating
  activities                                 ($  963)           ($3,284)
                                              ======             ======





           See accompanying notes to consolidated financial statements.

[CAPTION]


                              HMG WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1 - Consolidated Financial Statements

   HMG Worldwide Corporation ("the Company") is comprised of six operating wholly- owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe B.V. ("HMGBV"), Electronic Voting Systems, Inc. ("EVS") and HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark") with facilities in New York, New Jersey, Pennsylvania, Illinois and Texas. HMG Intermark was acquired pursuant to a purchase agreement dated September 30, 1995 whereby the Company acquired the merchandising display operations of Benson Eyecare Corporation.

   The Consolidated Balance Sheet as of March 31, 1996, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

   Inventories at March 31, 1996 and December 31, 1995 consisted of the following:


                                              March 31,     December 31,
                                                1996           1995
                                                ----           ----
                                                    (in thousands)
   Finished goods                              $  523         $1,000
   Work in process                                920          1,353
   Raw materials                                2,629          2,901
                                                -----          -----
                                               $4,072         $5,254
                                               ======         ======





[CAPTION]

                                HMG WORLDWIDE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                       (unaudited)



Note 3 - Income Taxes

At December 31, 1995, the Company had net operating loss carryforwards of approximately $19.3 million which expire during the years 2001 through 2011. As of March 31, 1996 and 1995, a valuation allowance of approximately $10.0 million and $5.9 million, respectively, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

Components of income tax expense for the three months ended March 31, 1996 and 1995 are as follows:


                                             Three Months Ended March
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
                                                   (in thousands)

   Income tax provision                           $8          $11
                                                  ==          ===

[CAPTION]

                              HMG WORLDWIDE CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended March 31, 1996 as Compared to the
  Three Months Ended March 31, 1995

Net revenues were $10.7 million for the three months ended March 31, 1996 as compared to $11.0 million for the three months ended March 31, 1995. The decrease in net revenues from period to period was due principally to a reduction in capital and marketing expenditures of a significant client of approximately $925,000, offset by the increase of net revenues of $1.2 million derived from the operations of HMG Intermark, acquired as of September 30, 1995. The decrease in net revenues realized by the Company from one significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to this client will resume at historical levels.

Gross profit for the three months ended March 31, 1996 was $1.8 million as compared to $2.3 million for the three months ended March 31, 1995. The decrease in gross profit of approximately $494,000 was principally a result of the decline in both net revenues and gross margin. For the three months ended March 31, 1996 and 1995, the Company's gross margin was 17.2% and 21.3%, respectively. The gross margin decrease was due principally to an unfavorable production revenue mix resulting in a 2.3% decrease, and the underabsorption of fixed overhead expenses as a percentage of net revenues of 1.8%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 3.7% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey plant of 1.9%.

Selling, general and administrative expense for the three months ended
March 31, 1996 was $3.1 million as compared to $4.6 million for the comparable period in 1995. The $1.5 million decrease from period to period was principally a result of the Company's efforts to decrease its overhead expenses and restructure its operations, including the consolidation of its manufacturing facilities, resulting in (i) a reduction of personnel costs of approximately $789,000, (ii) a reduction of commission expense of approximately $376,000 due principally to period to period commission rate variances based upon a mix of net revenues and (iii) decreased spending in other general expenses.

For the three months ended March 31, 1996, the Company generated interest income of $102,000 as compared to $159,000 for the three months ended March 31, 1995. This decrease was attributable to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper from period to period.

Interest expense was $191,000 for the three months ended March 31, 1996 as compared to $161,000 for the three months ended March 31, 1995. The increase in interest expense was principally due to the increased average borrowings from period to period.

As a result of the foregoing factors, the Company generated a net loss of $1.4 million, or $0.18 per share, for the three months ended March 31, 1996 as compared to a net loss of $2.3 million, or $0.31 per share, for the three months ended March 31, 1995.

[CAPTION]

                                HMG WORLDWIDE CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued



Stockholders' Equity

Stockholders' equity decreased $1.4 million to $8.7 million at March
31, 1996 from $10.1 million at December 31, 1995, due to the net loss from operations of $1.4 million.

Income Taxes

    At December 31, 1995, the Company has available approximately $19.3 million in net operating loss carryforwards which expire during the years 2001 through 2011.

    The Company's income tax provision for the three months ended March 31, 1996 was $8,000 as compared to $11,000 for the three months ended March 31, 1995. The income tax provision for the three months ended March 31, 1996 and 1995 was comprised principally of state and local taxes.

Inflation

The effect of inflation on the Company's operations has not been significant to date.

Backlog

At March 31, 1996, the Company's aggregate backlog was approximately
$20.0 million as compared to $23.8 million and $19.1 million at December 31, 1995 and March 31, 1995, respectively. Of such aggregate backlog at March 31, 1996, 47.9% was attributable to two clients. The Company anticipates that substantially all such backlog at March 31, 1996 will be filled during the next twelve months. In addition to the $20.0 million backlog at March 31, 1996, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $4.5 million. The aggregate value of the Foster Grant supply contract at March 31, 1996 was $30.5 million, of which the Company anticipates that $4.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1996 and December 31, 1995 aggregated $8.8 million and $8.1 million, respectively. The Company's increase in cash and cash equivalents of approximately $643,000 for the three months ended March 31, 1996 was due principally to the net effects of (i) net cash used in operations of $963,000, (ii) capital expenditures of $308,000 and
(iii) reductions of a note payable of $253,000, offset by proceeds from borrowings under the Company's revolving line of credit with its bank lender of $2.2 million. The Company's negative cash flows from operations for the three months ended March 31, 1996 resulted principally from (i) a decrease in assets of $1.9 million, offset by (ii) a decrease in general liabilities of $1.7 million and (iii) a net loss from operations before non-cash charges of $1.2 million.

[CAPTION]


                               HMG WORLDWIDE CORPORATION
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - continued



The Company has a secured revolving credit facility ("Credit
Agreement") with its bank lender which advances up to the lessor of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable. The Credit Agreement bears interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. At March 31, 1996 there was $9.7 million outstanding. The Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and among other things, restrict (i) declaration or payment of dividends, (ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments. As of March 31, 1996, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. The Company is actively pursuing an extension of the Credit Agreement with its bank lender under terms similar to its existing arrangement. However, there can be no assurance that the Company will receive an extension of the Credit Agreement or that the terms will be comparable to its existing arrangement.

Consistent with the Company's growth strategy, the Company is actively seeking new clients and is developing new products to augment its current revenue shortfalls. Additionally, in 1995, the Company implemented a cost reduction program, including a consolidation of its manufacturing facilities, of which a portion of the effects of such reductions were realized in the first quarter of 1996. The Company is continuing to adjust its cost structure as it continues to consolidate its operations in order to reduce the impact of the current reduction in net revenues experienced by the Company.

As a result of the budgetary constraints of certain of the Company's clients and consequent reduced shipments to such clients, the Company cannot give assurance that net revenues and shipments to these clients will resume at historical levels while its seeks to diversify its client base. However, the Company believes that through the implementation of its 1995 cost reduction program, including the consolidation of its manufacturing facilities, the effect of the Foster Grant supply contract, its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, continued management of working capital requirements and availability under its revolving credit facility will be sufficient to support its debt service requirements and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

[CAPTION]








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HMG Worldwide Corporation
                                                (Registrant)




Date: May 14, 1996                             /s/ Robert V. Cuddihy, Jr.
      ------------                             --------------------------
                                               Robert V. Cuddihy, Jr.
                                               Chief Operating Officer and
                                               Chief Financial Officer