Form 10-Q
period 1996-06-30
HMG WORLDWIDE CORP
filed 1996-08-14
CIK 756680

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549


                             FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1996
                                     -------------

                              or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to
                                   -----   -----

Commission file number: 0-13121
                        -------

                      HMG Worldwide Corporation
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                         13-3402432
- -------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 475 Tenth Avenue, New York, NY                             10018
- --------------------------------                        ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (212)736-2300
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

                                 Yes    X       No
                                    --------       --------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes           No
                                --------     --------

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at August 13, 1996
- ----------------------------                    ------------------------------
Common Stock, $.01 par value                            7,567,517




                 Part I. Financial Information
                           Item 1.

            HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share data)


                                     June 30, 1996    December 31, 1995
                                     -------------    -----------------
                                      (unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents              $ 6,793         $8,139
  Accounts receivable - less
    allowance for doubtful
    accounts of $572 and $596              7,686          8,681
  Inventory                                4,481          5,254
  Prepaid expenses                           241            440
  Other current assets                       357            225
                                          ------         ------
    Total current assets                  19,558         22,739

Property and equipment - net               2,699          2,143
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $1,003 and $799                       7,156          7,360
Other assets                                 506            406
                                         -------         ------
                                         $29,919        $32,648
                                         =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                $ 7,573        $ 7,557
  Note payable                               461            714
  Accounts payable                         5,252          4,331
  Accrued employee compensation
    and benefits                           1,106          1,571
  Deferred revenue                         1,147            696
  Accrued expenses                           866          1,533
  Restructuring costs                      1,418          1,973
  Other current liabilities                1,217          1,740
                                          ------         ------
     Total current liabilities            19,040         20,115

Pension obligation                         1,871          1,965
Other long-term liabilities                  404            492
                                          ------         ------
                                          21,315         22,572
                                          ------         ------
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    7,567,517 issued
    and outstanding                           76             76
  Additional paid-in capital              33,258         33,258
  Accumulated deficit                    (24,730)       (23,258)
                                          ------         ------
                                           8,604         10,076
                                          ------         ------
                                         $29,919        $32,648
                                         =======        =======

   See accompanying notes to consolidated financial statements.

             HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share data)
                            (unaudited)


                             Three Months Ended        Six Months Ended
                                  June 30,                  June 30,
                             ------------------        ----------------

                                1996      1995            1996      1995
                                ----      ----            ----      ----
Net revenues                 $13,862     $11,085        $24,546   $22,035

Cost of revenues              10,569       9,050         19,413    17,666
                             -------     -------        -------   -------

  Gross profit                 3,293       2,035          5,133     4,369

Selling, general and
  administrative expenses      3,265       4,149          6,395     8,789
                             -------     -------        -------   -------

  Income (loss) from
    operations                    28      (2,114)        (1,262)   (4,420)

Interest income                   77         158            179       317

Interest expense                (187)      (195)           (378)     (356)
                             -------     -------         -------   -------

  Loss before
    provision for income
    taxes                        (82)    (2,151)         (1,461)   (4,459)


Provision for income taxes        (3)        (6)            (11)      (17)
                              -------    -------         -------   -------

  Net loss                  ($    85)  ($ 2,157)        ($1,472)  ($4,476)
                             ========   =======          =======   =======

Net loss per common
  and common equivalent
  share                     ($  0.01)  ($  0.28)        ($ 0.19)  ($ 0.59)
                             =======    =======          =======   =======
Weighted average number
  of common and common
  equivalent shares
  outstanding               7,567,517  7,567,517       7,567,517 7,567,517
                            =========  =========       ========= =========












               See accompanying notes to consolidated financial statements.



               HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                            (unaudited)


                                                Six Months Ended June 30,
                                                ------------------------
                                                    1996            1995
                                                    ----            ----
Cash flows from operating activities:
  Cash received from customers                    $26,019        $21,468
  Interest received                                   179            317
  Cash paid to suppliers                          (21,135)       (20,146)
  Cash paid to employees                           (5,000)        (6,214)
  Income taxes paid                                   (13)           (11)
  Interest paid                                      (372)          (357)
                                                  -------        -------
    Net cash used in
     operating activities                            (322)        (4,943)
                                                  -------        -------

Cash flows from investing activities:
  Proceeds from redemption of
    marketable securities                                          6,828
  Capital expenditures                               (785)          (166)
                                                  -------        -------
    Net cash provided by
      (used in) investing
      activities                                     (785)         6,662
                                                  -------        -------

Cash flows from financing activities:
  Net proceeds from exercise
    of stock options                                                  10
  Proceeds derived from a credit
    agreement                                          16          3,557
  Principal payments of
    outstanding debt obligations                     (253)          (488)
                                                  -------        -------
      Net cash provided by (used in)
        financing activities                         (237)         3,079
                                                  -------        -------

Effect of exchange rate changes                        (2)            85
                                                  -------        -------

Net increase (decrease) in
  cash and cash equivalents                        (1,346)         4,883

Cash and cash equivalents
  at beginning of year                              8,139          6,469
                                                  -------        -------

Cash and cash equivalents
  at June 30                                      $ 6,793        $11,352
                                                  =======        =======





  See accompanying notes to consolidated financial statements.


                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                               (in thousands)
                                (unaudited)


                                             Six Months Ended June 30,
                                             ------------------------
                                               1996          1995
                                               ----          ----
Reconciliation of net loss
  to net cash used in
  operating activities:

Net loss                                    ($1,472)      ($4,476)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:

Depreciation and amortization                   433          670
Loss on foreign currency translation              2

Decrease (increase) in assets:
  Accounts receivable                           987         (149)
  Inventory                                     773         (845)
  Prepaid expenses                              198          349
  Other assets                                 (232)          (8)

Increase (decrease) in liabilities:
  Accounts payable                              924          875
  Deferred revenue                              451         (502)
  Accrued expenses                           (1,737)        (857)
  Restructuring costs                          (555)
  Pension obligation                            (94)
                                             ------        ------

Net cash used in operating
  activities                                ($  322)     ($4,943)
                                             ======       ======







         See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

Note 1 - Consolidated Financial Statements

   HMG Worldwide Corporation ("the Company") is comprised of six operating wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), Creative Displays, Inc. ("CDI"), HMG Europe B.V. ("HMGBV"), Electronic Voting System, Inc. ("EVS") and HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark") with facilities in
New York, New Jersey, Pennsylvania, Illinois and Texas. HMG Intermark was acquired pursuant to a purchase agreement dated September 30, 1995 whereby the Company acquired the merchandising display operations of Benson Eyecare Corporation.

   The Consolidated Balance Sheet as of June 30, 1996, and the Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to stockholders. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

   Inventories at June 30, 1996 and December 31, 1995 consisted of the following:

                                          June 30,   December 31,
                                           1996          1995
                                           ----          ----
                                             (in thousands)

   Finished goods                         $  635        $1,000
   Work in process                         1,163         1,353
   Raw materials                           2,683         2,901
                                          ------        ------
                                          $4,481        $5,254
                                          ======        ======

Note 3 - Income Taxes

   At December 31, 1995, the Company had net operating loss carryforwards of approximately $19.3 million which expire during the years 2001 through 2011.
As of June 30, 1996 and 1995, a valuation allowance of approximately $10.0 million and $6.1 million, respectively, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

                    HMG WORLDWIDE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                           (unaudited)



Components of income tax expense for the six months ended June 30, 1996 and 1995 are as follows:
                                      Six Months Ended June 30,
                                        1996          1995
                                        ----          ----
                                           (in thousands)

   Income tax provision              $    11       $    17
                                     -------       -------
                                     $    11       $    17
                                     =======       =======

                      HMG WORLDWIDE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 as Compared to the
  Three Months Ended June 30, 1995

   Net revenues were $13.9 million for the three months ended June 30, 1996 as compared to $11.1 million for the three months ended June 30, 1995. The increase in net revenues of $2.8 million was due principally to (i) revenues of $1.2 million derived from the operations of HMG Intermark, acquired as of September 30, 1995, and (ii) an increase in marketing expenditures of one significant client of $4.1 million, offset by a reduction in marketing expenditures of another significant client of approximately $2.3 million. The increase in marketing expenditures for one significant client was principally the result of the shipment of a national roll-out of a new merchandising program of $2.1 million and an increase in shipments of $2.0 million due to an increase in the marketing budget from period to period. The decrease in net revenues from another significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to these clients will continue at the current levels or resume at historical levels.

   Gross profit for the three months ended June 30, 1996 was $3.3 million as compared to $2.0 million for the three months ended June 30, 1995. The increase in gross profit of approximately $1.3 million was the result of an increase in both net revenues and gross margin. For the three months ended June 30, 1996 and 1995, the Company's gross margin was 23.8% and 18.4%, respectively. The gross margin increase was due principally to a favorable production revenue mix resulting in a 4.4% increase, and the over-absorption of fixed overhead expenses as a percentage of net revenues of 1.0%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 3.0% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey plant of 4.0%.

  Selling, general and administrative expense for the three months ended June 30, 1996 was $3.3 million as compared to $4.1 million for the comparable period in 1995. The $884,000 decrease from period to period was principally a result of the Company's efforts to decrease its overhead expenses and restructure its operations, including the consolidation of its manufacturing facilities, resulting in (i) a reduction of personnel costs of approximately $690,000 and
(ii) decreased spending in other general expenses.

  For the three months ended June 30, 1996, the Company generated interest income of $77,000 as compared to $158,000 for the three months ended June 30, 1995. This decrease in interest income was attributable principally to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

 Interest expense was $187,000 for the three months ended June 30, 1996 as compared to $195,000 for the three months ended June 30, 1995. The decrease in interest expense was principally due to the decreased average borrowings from period to period.

                    HMG WORLDWIDE CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  As a result of the foregoing factors, the Company incurred a net loss of $85,000, or $0.01 per share, for the three months ended June 30, 1996 as compared to a net loss of $2.2 million, or $0.28 per share, for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 as Compared to the
  Six Months Ended June 30, 1995

 Net revenues were $24.5 million for the six months ended June 30, 1996 as compared to $22.0 million for the six months ended June 30, 1995. The increase in net revenues of $2.5 million was due principally to (i) $2.4 million derived from the operations of HMG Intermark, and (ii) an increase in marketing expenditures of one significant client of $4.3 million, offset by a reduction in marketing expenditures of another significant client of approximately $3.2 million. The increase in marketing expenditures for one significant client was principally the result of the shipment of a national roll-out of a new merchandising program of $2.2 million and an increase in shipments of $2.1 million due to an increase in the marketing budget from period to period. The decrease in net revenues from another significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to these clients will continue at the current levels or resume at historical levels.

 Gross profit for the six months ended June 30, 1996 was $5.1 million as compared to $4.4 million for the six months ended June 30, 1995. The increase in gross profit of approximately $764,000 was the result of the increase in both net revenues and gross margin. For the six months ended June 30, 1996 and 1995, the Company's gross margin was 20.9% and 19.8%, respectively. The gross margin increase of 1.1% was due principally to a favorable production revenue mix resulting in a 1.3% increase, and the under-absorption of fixed overhead expenses as a percentage of net revenues of 0.2%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 3.3% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey plant of 3.1%.

 Selling, general and administrative expense for the six months ended June 30, 1996 was $6.4 million as compared to $8.8 million for the comparable period in 1995. The $2.4 million decrease from period to period was principally a result of the Company's efforts to decrease its overhead expenses and restructure its operations, including the consolidation of its manufacturing facilities, resulting in (i) a reduction of personnel costs of approximately $1.5 million,
(ii) a reduction of commission expense of approximately $361,000 due principally to period-to-period commission rate variances based upon a mix of net revenues and (iii) decreased spending in other general expenses.

 For the six months ended June 30, 1996, the Company generated interest income of $179,000 as compared to $317,000 for the six months ended June 30, 1995. This decrease in interest income was attributable principally to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

                    HMG WORLDWIDE CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


 Interest expense was $378,000 for the six months ended June 30, 1996 as compared to $356,000 for the six months ended June 30, 1995. The increase in interest expense was principally due to the increased average borrowings from period to period.

 As a result of the foregoing factors, the Company incurred a net loss of $1.5 million, or $0.19 per share, for the six months ended June 30, 1996 as compared to a net loss of $4.5 million, or $0.59 per share, for the six months ended June 30, 1995.

Stockholders' Equity

 Stockholders' equity decreased $1.5 million to $8.6 million at June 30, 1996 from $10.1 million at December 31, 1995. The decrease in stockholders' equity is due to the net loss of $1.5 million.

Income Taxes

 At December 31, 1995, the Company had available approximately $19.3 million in net operating loss carryforwards which expire during the years 2001 through 2011.

 The Company's income tax provision for the six months ended June 30, 1996 was $11,000 as compared to $17,000 for the six months ended June 30, 1995. The income tax provision for the six months ended June 30, 1996 and June 30, 1995 was comprised principally of state and local taxes.

Inflation

 The effect of inflation on the Company's operations has not been significant to date.

Backlog

 At June 30, 1996, the Company's aggregate backlog was approximately $17.0 million as compared to $23.8 million and $25.9 million at December 31, 1995 and June 30, 1995, respectively. Of such aggregate backlog at June 30, 1996, 42.4% was attributable to two clients. The decrease in aggregate backlog from June 30, 1995 to June 30, 1996 of $8.9 million was principally the result of a delay from one of the Company's significant clients at June 30, 1996 in the final approval of their annual capital and marketing budgets. No assurance can be given that this client's capital and marketing budget will continue at the current levels or resume at historical levels. The Company anticipates that substantially all such backlog at June 30, 1996 will be filled during the next twelve months.

 In addition to the $17.0 million backlog at June 30, 1996, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $4.5 million. The aggregate value of the Foster Grant supply contract at June 30, 1996 was $29.8 million, of which the Company anticipates that $4.5 million will be shipped within the next twelve months.

                    HMG WORLDWIDE CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


Due to quarter-to-quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

 Cash and cash equivalents at June 30, 1996 and December 31, 1995 aggregated $6.8 million and $8.1 million, respectively. The Company's decrease in cash and cash equivalents of approximately $1.3 million for the six months ended June 30, 1996 was due principally to (i) net cash used in operations of $322,000, (ii) capital expenditures of $785,000 and (iii) principal payments of $253,000 made to reduce the aggregate borrowings under a short-term note payable. The Company's negative cash flows from operations for the six months ended June
30, 1996 resulted principally from (i) a decrease in assets of $1.7 million, offset by (ii) a decrease in general liabilities of $1.0 million and (iii) a net loss from operations before non-cash charges of $1.0 million.

 The Company has a secured revolving credit facility ("Credit Agreement") with its bank lender which advances up to the lessor of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable. The Credit Agreement bears interest at either the lending institution's prime rate plus
1% per annum or the Eurodollar rate plus 2% per annum. At June 30, 1996 there was $7.6 million outstanding. The Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and among other things, restrict (i) declaration or payment of dividends,(ii) the incurrence of any additional indebtedness, (iii) capital expenditures and (iv) aggregated lease payments.
As of June 30, 1996, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. The Company is actively pursuing an extension of the Credit Agreement with its bank lender under terms similar to its existing arrangement. However, there can be no assurance that the Company will receive an extension of the Credit Agreement or that the terms will be comparable to its existing arrangement.

 Consistent with the Company's growth strategy, the Company is actively seeking new clients and is developing new products. Additionally, in 1995, the Company implemented a cost reduction program, including a consolidation of its manufacturing facilities, of which a portion of the effects of such reductions were realized in the first six months of 1996. The Company is continuing to adjust its cost structure as it continues to consolidate its operations.

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

                   PART II - OTHER INFORMATION
           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on July 26, 1996, several matters were presented to and voted upon by the Company's stockholders as follows:

 1. The Company's stockholders elected six directors for the ensuing year as follows:

 Robert V. Cuddihy           For:4,897,394     Withheld:55,360
 Herbert Kozlov              For:4,897,494     Withheld:55,260
 L. Randy Riley              For:4,897,394     Withheld:55,360
 Lawrence Twill              For:4,897,494     Withheld:55,260
 Andrew Wahl                 For:4,897,394     Withheld:55,360
 Michael Wahl                For:4,897,394     Withheld:55,360

 2. The Company's stockholders ratified and approved the selection of Friedman Alpren & Green LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. This motion was approved with 4,947,564 votes for, 4,550 against and 640 abstain.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HMG Worldwide Corporation
                                               (Registrant)




 Date: August 13, 1996                           /s/ Robert V. Cuddihy, Jr.
 ---------------------                          --------------------------
                                                Robert V. Cuddihy, Jr.
                                                Chief Operating Officer and
                                                Chief Financial Officer