Form 10-Q
period 1996-09-30
HMG WORLDWIDE CORP
filed 1996-11-14
CIK 756680

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 1996

                               or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____ to ____

 Commission file number: 0-13121

                    HMG Worldwide Corporation
     (Exact name of registrant as specified in its charter)

            Delaware                                      13-3402432
_______________________________                        ________________
(State or other jurisdiction of                        (I.R.S.Employer)
incorporation or organization)                        Identification No.)

    475 Tenth Avenue, New York, NY                               10018
_______________________________________                        _________
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212)736-2300
                                                   _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X         No
                         ---           ---
        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes             No
                        ---            ---
              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at November 12, 1996
____________________________           ________________________________
Common Stock, $.01 par value                      7,567,517

               Part I. Financial Information
                             Item 1.

           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                     September 30, 1996   December 31, 1995
                                     __________________   _________________
                                        (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                $ 6,444         $ 8,139
  Accounts receivable - less
    allowance for doubtful
    accounts of $516 and $596                9,963           8,681
  Inventory                                  3,995           5,254
  Prepaid expenses                             133             440
  Other current assets                         395             225
                                           ______          ______

   Total current assets                    20,930          22,739

Property and equipment - net                2,887           2,143
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $1,105 and $799                        7,054           7,360
Other assets                                  506             406
                                          _______         _______
                                          $31,377         $32,648
                                          =======         =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                 $ 8,128         $ 7,557
  Note payable                                461             714
  Accounts payable                          6,639           4,331
  Accrued employee compensation
    and benefits                            1,295           1,571
  Deferred revenue                          1,202             696
  Accrued expenses                          1,150           1,533
  Restructuring costs                       1,207           1,973
  Other current liabilities                 1,033           1,740
                                          _______         _______
     Total current liabilities             21,115          20,115

Pension obligation                          1,730           1,965
Other long-term liabilities                   413             492
                                          _______         _______
                                           23,258          22,572
                                          _______         _______
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    7,567,517 shares issued
    and outstanding                            76              76
  Additional paid-in capital               33,258          33,258
  Accumulated deficit                     (25,215)        (23,258)
                                          _______         _______
                                            8,119          10,076
                                          _______         _______
                                          $31,377         $32,648
                                          =======         =======


See accompanying notes to consolidated financial statements.


           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                               __________________        _________________

                                  1996        1995         1996       1995
                                  ____        ____         ____       ____
Net revenues                    $13,927     $13,662       $38,473   $35,697

Cost of revenues                 11,218      10,483        30,631    28,149
                                _______     _______       _______   _______

  Gross profit                    2,709       3,179         7,842     7,548

Selling, general and
  administrative expenses         3,075       3,632         9,470    12,421
                                _______     _______       _______   _______

  Loss from operations             (366)       (453)       (1,628)   (4,873)

Interest income                      88         132           267       449

Interest expense                   (206)       (232)         (584)     (588)

Other income                                     30                      30
                                _______     _______       _______    ______

  Loss before provision
    for income taxes               (484)       (523)       (1,945)   (4,982)

Provision (benefit) for
  income taxes                        1          (8)           12         9
                                _______     _______       _______    ______

  Net loss                     ($   485)   ($   515)     ($ 1,957) ($ 4,991)
                                =======     =======       =======   =======

Net loss per common
  and common equivalent share  ($  0.06)   ($  0.07)     ($  0.26) ($  0.66)
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


           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)


                                           Nine Months Ended September 30,
                                           _______________________________

                                                1996               1995
                                                ____               ____
Cash flows from operating activities:
  Cash received from customers                 $37,716           $30,494
  Interest received                                267               449
  Cash paid to suppliers                       (31,182)          (29,702)
  Cash paid to employees                        (7,126)           (8,871)
  Income taxes paid                                (12)               (9)
  Interest paid                                   (590)             (588)
                                               _______           _______
    Net cash used in
     operating activities                         (927)           (8,227)
                                               _______           _______

Cash flows from investing activities:
  Proceeds from redemption
    of marketable securities                                       6,828
  Capital expenditures                          (1,084)             (361)
                                              ________           _______
    Net cash provided by
      (used in) investing
      activities                                (1,084)            6,467
                                              ________           _______

Cash flows from financing activities:
  Net proceeds from exercise
    of stock options                                                  10
  Proceeds derived from a credit
    agreement                                     571              4,936
  Principal payments of
    outstanding debt obligations                 (253)              (488)
                                             ________            _______
    Net cash provided by
       financing activities                       318              4,458
                                             ________            _______

Effect of exchange rate changes                    (2)                75
                                             ________            _______

Net increase (decrease) in
  cash and cash equivalents                    (1,695)             2,773

Cash and cash equivalents
  at beginning of year                          8,139              6,469
                                             ________           ________

Cash and cash equivalents
  at September 30                            $  6,444           $  9,242
                                             ========           ========






See accompanying notes to consolidated financial statements.



                HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (in thousands)
                               (unaudited)


                                         Nine Months Ended September 30,
                                         _______________________________

                                               1996               1995
                                               ____               ____
Reconciliation of net loss
  to net cash used in
  operating activities:

Net loss                                     ($1,957)           ($4,991)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:

Depreciation and amortization                    646              1,021
Loss on foreign currency translation

Decrease (increase) in assets:
  Accounts receivable                         (1,290)            (5,058)
  Inventory                                    1,259               (479)
  Prepaid expenses                               306                518
  Other assets                                  (270)               (38)

Increase (decrease) in liabilities:
  Accounts payable                             2,311              1,946
  Deferred revenue                               506               (226)
  Accrued expenses                            (1,437)              (920)
  Restructuring costs                           (766)
  Pension obligation                            (235)
                                            ________           _______

Net cash used in operating
  activities                                ($  927)           ($8,227)
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

   The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to stockholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

   Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                                     September 30,         December 31,
                                          1996                 1995
                                          ____                 ____

                                               (in thousands)

   Finished goods                       $  803               $1,000
   Work in process                         938                1,353
   Raw materials                         2,254                2,901
                                        ______               ______
                                        $3,995               $5,254
                                        ======               ======

Note 3 - Income Taxes

   At December 31, 1995, the Company had net operating loss carryforwards of approximately $19.3 million which expire during the years 2001 through 2011. As of September 30, 1996 and 1995, a valuation allowance of approximately $10.1 million and $6.7 million, respectively, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

                   HMG WORLDWIDE CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                          (unaudited)



Components of income tax expense for the nine months ended September 30, 1996 and 1995 are as follows:
                                 Nine Months Ended September 30,
                                 ______________________________

                                       1996             1995
                                       ____             ____

                                           (in thousands)

   Income tax provision                 $12               $9
                                        ___               __

                                        $12               $9
                                        ===               ==

                   HMG WORLDWIDE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 as Compared to the
  Three Months Ended September 30, 1995

   Net revenues were $13.9 million for the three months ended September 30, 1996 as compared to $13.7 million for the three months ended September 30, 1995. The increase in net revenues of approximately $265,000 was due principally to (i) revenues of $806,000 derived from the operations of HMG Intermark, acquired as of September 30, 1995, and (ii) an increase in marketing expenditures of several significant clients of $1.4 million, offset by a reduction in marketing expenditures of one significant client of approximately $2.0 million. The decrease in net revenues from one client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to these clients will continue at the current levels or resume at historical levels.

   Gross profit for the three months ended September 30, 1996 was $2.7 million as compared to $3.2 million for the three months ended September 30, 1995. The decrease in gross profit of approximately $470,000 was the result of a decrease in gross margin. For the three months ended September 30, 1996 and 1995, the Company's gross margin was 19.5% and 23.3%, respectively. The gross margin decrease was due principally to an unfavorable production mix resulting in a 2.1% decrease, and the under-absorption of fixed overhead expenses as a percentage of net revenues of 1.7%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 4.3% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey plant of 2.6%.

   Selling, general and administrative expense ("SG&A") for the three months ended September 30, 1996 was $3.1 million as compared to $3.6 million for the comparable period in 1995. The decrease in SG&A of approximately $557,000 from period to period was principally a result of the Company's efforts to decrease its overhead expenses and restructure its operations, including the consolidation of its manufacturing facilities, resulting in (i) a reduction of personnel costs of approximately $395,000 and (ii) decreased spending in other general expenses.

 For the three months ended September 30, 1996, the Company generated interest income of $88,000 as compared to $132,000 for the three months ended September 30, 1995. This decrease in interest income was attributable principally to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper from period to period.

 Interest expense was $206,000 for the three months ended September 30, 1996 as compared to $232,000 for the three months ended September 30, 1995. The decrease in interest expense was principally due to the decreased average borrowings from period to period.

 As a result of the foregoing factors, the Company incurred a net loss of $485,000, or $0.06 per share, for the three months ended September 30, 1996 as compared to a net loss of $515,000, or $0.07 per share, for the three months ended September 30, 1995.

                   HMG WORLDWIDE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nine Months Ended September 30, 1996 as Compared to the
  Nine Months Ended September 30, 1995

 Net revenues were $38.5 million for the nine months ended September 30, 1996 as compared to $35.7 million for the nine months ended September 30, 1995. The increase in net revenues of $2.8 million was due principally to (i) $3.2 million derived from the operations of HMG Intermark and (ii) an increase in marketing expenditures of one significant client of $4.0 million, offset by a reduction in marketing expenditures of another significant client of approximately $5.2 million. The increase in marketing expenditures for one significant client was principally the result of the shipment of a national roll-out of a new merchandising program of $2.3 million and an increase in shipments of $1.7 million due to an increase in the marketing budget from period to period. The decrease in net revenues from another significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to these clients will continue at the current levels or resume at historical levels.

 Gross profit for the nine months ended September 30, 1996 was $7.8 million as compared to $7.5 million for the nine months ended September 30, 1995. The increase in gross profit of approximately $294,000 was the result of the net effect of (i) an increase in net revenues and (ii) a decrease in gross margin. For the nine months ended September 30, 1996 and 1995, the Company's gross margin was 20.4% and 21.1%, respectively. The gross margin decrease of 0.7% was due principally to the under-absorption of fixed overhead expenses as a percentage of net revenues of 0.7%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 3.6% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey plant of 2.9%.

 SG&A for the nine months ended September 30, 1996 was $9.5 million as compared to $12.4 million for the comparable period in 1995. The $2.9 million decrease from period to period was principally a result of the Company's efforts to decrease its overhead expenses and restructure its operations, including the consolidation of its manufacturing facilities, resulting in (i) a reduction of personnel costs of approximately $1.9 million, (ii) a reduction of commission expense of approximately $225,000 due principally to period-to-period commission rate variances based upon a mix of net revenues and (iii) decreased spending in other general expenses.

 For the nine months ended September 30, 1996, the Company generated interest income of $267,000 as compared to $449,000 for the nine months ended September 30, 1995. This decrease in interest income was attributable principally to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

 Interest expense was $584,000 for the nine months ended September 30, 1996 as compared to $588,000 for the nine months ended September 30, 1995. Average borrowings from period to period were comparable, resulting in comparable interest expense.

                    HMG WORLDWIDE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 As a result of the foregoing factors, the Company incurred a net loss of $2.0 million, or $0.26 per share, for the nine months ended September 30, 1996 as compared to a net loss of $5.0 million, or $0.66 per share, for the nine months ended September 30, 1995.

Stockholders' Equity

 Stockholders' equity decreased $2.0 million to $8.1 million at September 30, 1996 from $10.1 million at December 31, 1995. The decrease in stockholders' equity is due to the net loss of $2.0 million.

Income Taxes

 At December 31, 1995, the Company had available approximately $19.3 million in net operating loss carryforwards which expire during the years 2001 through 2011.

 The Company's income tax provision for the nine months ended September 30, 1996 was $12,000 as compared to $9,000 for the nine months ended September 30, 1995. The income tax provision for the nine months ended September 30, 1996 and September 30, 1995 was comprised principally of state and local taxes.

Inflation

 The effect of inflation on the Company's operations has not been significant to date.

Backlog

 At September 30, 1996, the Company's aggregate backlog was approximately
$14.8 million as compared to $23.8 million and $21.4 million at December 31, 1995 and September 30, 1995, respectively. Of such aggregate backlog at September 30, 1996, 37.1% was attributable to two clients. The decrease in aggregate backlog from September 30, 1995 to September 30, 1996 of $6.6 million was principally the result of one significant client's change in policy regarding issuing its purchase commitments to the Company. Historically, this client issued one purchase order covering 12 months of forecasted production requirements from July to June each year. Due to budget restrictions and other reasons, effective July 1996, this client is forecasting production on a quarterly basis only and issuing purchase commitments to the Company based upon these three month production projections. No assurance can be given that this client's capital and marketing budget will continue at the current levels or resume at historical levels. The Company anticipates that substantially all such backlog at September 30, 1996 will be filled during the next twelve months.

      In addition to the $14.8 million backlog at September 30, 1996, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $4.5 million. The aggregate value of the Foster Grant supply contract at September 30, 1996 was $28.1 million, of which the Company anticipates that $4.5 million will be shipped within the next twelve months.

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

Liquidity and Capital Resources

  Cash and cash equivalents at September 30, 1996 and December 31, 1995 aggregated $6.4 million and $8.1 million, respectively. The Company's decrease in cash and cash equivalents of approximately $1.7 million for the nine months ended September 30, 1996 was due principally to (i) net cash used in operations of $927,000, (ii) capital expenditures of $1.1 million, and (iii) principal payments of $253,000 made to reduce the aggregate borrowings under a short-term note payable offset by proceeds from borrowings under the Company's revolving line of credit with its bank lender of $571,000. The Company's negative cash flows from operations for the nine months ended September 30, 1996 resulted principally from (i) an increase in general liabilities of $386,000 offset by
(ii) a net loss from operations before non-cash charges of $1.3 million.

  The Company has a secured revolving credit facility ("Credit Agreement") with its bank lender which advances up to the lesser of 80% of eligible accounts receivable and the Company's cash and marketable securities, or $10.0 million. The Credit Agreement expires December 31, 1996 and is secured by a pledge of all the capital stock of the Company's wholly-owned subsidiaries, a guarantee by the Company and a lien on and a security interest in the Company's cash, cash equivalents, marketable securities and accounts receivable. The Credit Agreement bears interest at either the lending institution's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum. The Credit Agreement contains certain customary affirmative and negative covenants which, among other matters, require the Company to maintain certain financial ratios. At September 30, 1996 the Company was in breach of certain of these financial ratios. The lender has waived the covenant violations as of September 30, 1996. At September 30, 1996 there was $8.1 million outstanding.

  In October 1996, the Company reached an agreement in principle with a new lender for a three year credit facility in the form of a revolving credit agreement and a term loan. Pursuant to the proposed terms of this agreement, the lender will advance up to the lesser of the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible finished goods inventory and (iii) the Company's cash, cash equivalents and marketable securities, or $ 11.0 million under a revolving credit facility. In addition, the lender will advance up to an additional $1.7 million as a term loan collateralized by the Company's current real estate, future real estate to be acquired and machinery and equipment. The proposed term loan will be amortized on a sixty month basis with a final payment due upon the termination of the credit facility. Although there is an agreement in principle with a new lender, a definitive agreement has not been consummated to date and there can be no assurance that the Company will close on this credit facility.

  Consistent with the Company's growth strategy, the Company is actively seeking new clients and is developing new products. Additionally, in 1995, the Company implemented a cost reduction program, including a consolidation of its manufacturing facilities, of which a portion of the effects of such reductions were realized in the first nine months of 1996.

                   HMG WORLDWIDE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company is continuing to adjust its cost structure as it continues to consolidate its operations.

  As a result of the budgetary constraints of certain of the Company's clients and consequent reduced shipments to such clients, the Company cannot give assurance that net revenues and shipments to these clients will resume at historical levels while it seeks to diversify its client base. However, the Company believes that through the implementation of its 1995 cost reduction program, including the consolidation of its manufacturing facilities, the effect of the Foster Grant supply contract, its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, continued management of working capital requirements and availability under its current revolving credit facility and proposed new credit facility, will be sufficient to support its debt service requirements and its other capital and operating needs. However, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HMG Worldwide Corporation
                                               (Registrant)




Date: November 12, 1996                         /s/ Robert V. Cuddihy, Jr.
      _________________                         __________________________
                                                Robert V. Cuddihy, Jr.
                                                Chief Operating Officer and
                                                Chief Financial Officer