Form 10-K
period 1996-12-31
HMG WORLDWIDE CORP
filed 1997-03-31
CIK 756680

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)                        FORM 10-K
   x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1996
                         ---------------------------------------------------
                                             OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the  transition  period  from--------------------to---------------------
                       Commission file number   0-13121
                                               ---------
                            HMG WORLDWIDE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
       DELAWARE                                          13-3402432
------------------------------------                    ------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

475 Tenth Avenue, New York, New York                           10018
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code(212) 736-2300
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class              Name of each exchange on which registered
---------------------             -----------------------------------------
      None
---------------------             -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.01 par  value
-------------------------------------------------------------------------------
                                  (Title of class)

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X... No......

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes....... No.........

     The number of shares outstanding of the Registrant's common stock is 8,504,589 (as of 3/19/97) The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $6,088,372 (as of 3/19/97)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            PART I

Item 1. Business.

General Development of Business

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

     The Company's operations are conducted through five wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Creative Displays, Inc. ("CDI") and HMG Europe B.V.
("HMGBV")  with  facilities  in  New   York, Pennsylvania   and   Illinois.

RecentDevelopments

     During 1996, the Company implemented a three pronged strategic plan which focused upon (i) the expansion of the Company's existing client revenue and service base, (ii) the elimination of redundant and other overhead costs and
(iii) the consolidation of the manufacturing operations. The Company's strategic plan included both opportunistic investment as well as the implementation of operational cost reductions. For the year ended December 31, 1996, the Company accomplished the following strategic objectives:

      (i) renovated and expanded theCompany's 140,000 square foot manufacturing facility in Reading, Pennsylvania("Reading") at a cost of approximately $928,000;

     (ii) closed the first of two New Jersey manufacturing facilities in May 1996 and moved its operations to Reading;

       (iii) restructured the Company's New York and Chicago offices and closed the Company's satellite sales office in Detroit, Michigan;

       (iv) entered into a one year lease agreement in September 1996 for a second facility in Reading, with an option to extend the lease for an additional 5 years or exercise an option to purchase the facility for $1.2 million. The facility is comprised of 72,500 square feet of manufacturing and warehousing space on approximately 5 acres of property;

       (v) renovated and upgraded the Company's plastic injection molding division in Reading, including the purchase of additional injection molding equipment in October and November 1996 at a cost of approximately $160,000;

        (vi) consummated a new Loan and Security Agreement in November 1996 with a financial institution whereby the Company obtained a secured $11 million revolving line of credit and term loan facility ("Credit Agreement"). This facility, which expires in November 1999, bears interest at the lending institution's prime rate plus 1% per annum and is secured by the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, equipment and all other tangible and intangible assets and a pledge of all the common stock of the Company's wholly-owned subsidiaries;

        (vii) extended the Company's $32.2 million supply contract with the Foster Grant Group L.P. ("Foster Grant") from seven to ten years expiring December 2005, continued the requirement of Foster Grant to purchase a minimum of 70% of its annual in-store merchandising display purchases from the Company and modified the minimum annual dollar purchases required in any one given year to be no less than $2.5 million per year;

        (viii) centralized a portion of the Company's purchasing operations in New York, New Jersey, Pennsylvania and Illinois to better utilize and leverage the Company's new consolidated plant operating capacity in Reading;

     (ix) closed the second New Jersey manufacturing facility in December 1996 and moved its operations to Reading;

     (x) closed, as of December 31, 1996, its European operations, HMGBV; and

     (xi) expanded its client base during 1996 to include new clients such as Black & Decker, Inc. ("Black & Decker"), The Nestle Beverage Company ("Nestle"), Peerless Faucet Company ("Peerless") and Target Stores, Inc. ("Target") and expanded existing and new merchandising programs with existing clients, including Motorola Cellular Subscriber Group ("Motorola"), Procter & Gamble Co. ("P&G") and Wal*Mart Stores, Inc. ("Wal*Mart").

        Management estimates the combined effects of the above strategic plan provides for significant cost savings to be realized in 1997 including (i) approximately $1.6 million in savings relating to the reduction of direct manufacturing labor, fringe, overhead and facility expenses as a consequence of the plant consolidation in Reading, (ii) approximately $1.3 million in savings relating to non-manufacturing personnel reductions as a consequence of office consolidations, (iii) forecasted improvement in manufacturing gross profit as a result of the consolidation of the manufacturing operations in Reading through increased manufacturing efficiencies and reduced operating costs, (iv) anticipated further improvement in selling, general and administrative expenses, as a percentage of revenues, as the Company realizes further savings in overhead expenses and (v) an expected favorable contribution by new clients to the operations of the Company as these new clients establish merchandising programs with the Company during 1997.

        The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions (iv) delays in shipment of scheduled programs to clients (v) delay in or inability to expand the Company's client base and/or (vi) the loss of or reduction in spending of existing clients.

        In addition to the above and in conjunction with the strategic positioning of the Company, in December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of common stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000 and subsequent to December 31, 1996, the Company sold an additional 375,000 shares of common stock and derived net proceeds of approximately $375,000 as of March 19, 1997. The aggregate net proceeds received from the HMG Private Placement as of March 19, 1997 is $752,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

        Contemporaneous with the HMG Private Placement, in December 1996 the Company derived net proceeds of approximately $272,000 through the exercise of stock options for which the Company issued 184,572 shares.

        Pursuant to an agreement dated January 16, 1997, the Company agreed to engage an investment banker to act as a placement agent on a "best efforts" basis in a proposed private offering ("1997 Private Offering") of a minimum of 60 units and a maximum of 120 units at a price of $25,000 per unit aggregating a minimum gross proceeds of $1.5 million and a maximum of $3.0 million, within 120 days of the issuance of the 1997 Private Offering memorandum. Each unit will consist of 25,000 shares of the Company's common stock. The anticipated timing for the consummation of the 1997 Private Offering is during the second quarter 1997. Upon consummation of the 1997 Private Offering, management estimates that the net proceeds to be derived from this transaction will range from $1.2 million to $2.5 million and the Company would issue between 1.5 million and 3.0 million shares of common stock. All stock to be issued pursuant to the terms of the 1997 Private Placement will be restricted stock which will not be registered under the Securities Act and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

        In addition, upon consummation of the 1997 Private Offering, the Company will issue 10% of the aggregate number of shares of common stock sold in the form of five year warrants to the investment banker at an exercise price of $1.10 per share. Furthermore, as part of the 1997 Private Offering, the Company also agreed to engage its investment banker to provide consulting services and assist the Company in the pursuit of potential business acquisitions and combinations. Under the consulting provisions, the Company has agreed to (i) a one year, $4,000 per month consulting retainer, (ii) a finders fee associated with the successful closure of an acquisition, restructuring, joint venture or merger and (iii) the Company will issue an aggregate of 200,000 five year warrants to the investment banker of which 100,000 are exercisable at $2.00 per share and the remaining 100,000 are exercisable at $2.50 per share.

Executive Offices

        The Company's executive offices, together with those of its subsidiaries, are located at 475 Tenth Avenue, New York, New York 10018 and its telephone number is (212) 736-2300. Unless otherwise indicated, all references to the Company include all of its subsidiaries.

Industry Overview

        The in-store marketing industry is an estimated $12 billion industry. The Company believes point-of-purchase merchandising systems provide a more effective, measurable and low-cost means of attracting and influencing consumers than television, print or other traditional mass advertising media.

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

        The Company believes retailers are also driving the growth of in-store marketing. Computerized bar-coding and scanner systems have enabled retailers to identify high-margin, high-turnover products and more effectively allocate floor or shelf space to such products. Concurrently, consumer products companies have been faced with an increasing number of competitive products, including private-label offerings of retailers. As a result, many consumer products companies have sought to maximize the appeal and efficiency of their allocated space in retail stores. In-store merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems also are designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

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

Production and Assembly

        The Company has the internal capability to injection mold plastic components and to assemble its merchandising systems, as compared to many of its competitors which have no injection molding or assembly facilities and must outsource to third parties. Once the Company enters into a contract with a client to manufacture display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the production and assembly in its own facilities or to outsource it to others. The Company's production and assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

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

International

        The Company has a three year European Marketing Agreement, which expires October 1, 1998, with a wholly-owned subsidiary of Tchai Holdings, B.V. ("Tchai"), whereby the Company will receive production and product development support. Each company has agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which supplies the successful introduction.

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

Custom Displays

        The Company designs, assembles and markets in-store custom display systems for consumer products companies as well as national and regional retailers. Its systems include in-store fixtures, shelf-management and category-management systems, freestanding displays and sales promotion materials. Examples of the Company's systems include the L'eggs(R) hosiery merchandising systems, the Pillsbury(R) dough display system and the shelf and pegboard system for Procter & Gamble's Cover Girl(R) and Max Factor(R) cosmetics line. The Company has also developed several "store-within-a-store" systems, whereby retail space is specifically devoted to a particular brand or category and is distinctly identifiable by appearance within the context of the overall retail environment. An example of a "store-within-a-store" designed and produced by the Company is the Bali(R) Boutique located in a variety of department stores and Wal*Mart stores cosmetic centers.

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

Clients

        The Company's clients include national and multi-national consumer products companies such as Sara Lee Corporation ("Sara Lee") and P&G, both of which have been clients for more than 20 years, as well as Clairol Corporation ("Clairol"), Foster Grant, Hallmark Cards, Inc. ("Hallmark"), Motorola, The Pillsbury Company and Wal*Mart. During 1996, the Company has been able to add such clients as Black & Decker, Nestle, Peerless, and Target and continue to expand its services supplied to Wal*Mart.

        With the greater availability of information regarding in-store product turnover, the Company is increasingly providing its products and services to mass merchandisers, as well as chain drugstores and supermarkets. Wal*Mart, for example, has engaged the Company to design and assemble "store-within-a-store" systems to provide its stores with visually discreet merchandising displays that maximize space efficiencies. In addition, the Company works with certain consumer products companies and retailers which have recently entered into joint arrangements to develop and purchase their own "store-within-a-store" display systems with the intention of leasing portionsthereof to yet other consumer products companies.

        For the year ended December 31,1996, P&G, Sara Lee, and Wal*Mart accounted for approximately 17%, 12%, and 11%, respectively, of the Company's net revenues. For the year ended December 31, 1995, Sara Lee, P&G and Wal*Mart accounted for approximately 24%, 11% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 1994, Sara Lee, P&G and Hallmark accounted for approximately 31%, 15% and 11%, respectively, of the Company's net revenues. Although the Company's relationship with both Sara Lee and P&G spans more than 20 years, neither of such concerns is contractually bound to purchase the Company's products or services. The loss of either or both of such clients would have a material adverse effect on the Company.

Backlog

        At December 31, 1996, the Company's aggregate backlog was $15.6 million, as compared to $23.8 million and $19.5 million at December 31, 1995 and 1994, respectively. Of such aggregate backlog at December 31, 1996, 22% was attributable to one client. The Company anticipates that substantially all such backlog at December 31, 1996, will be filled during the next twelve months. In addition to the $15.6 million backlog at December 31, 1996, the Company's Supply Contract, with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1996 was $29.2 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Marketing and Sales

        Sales of the Company's merchandising displays and point-of-purchase services are generated by Michael Wahl, its chief executive officer, and by 35 other sales employees. The Company typically sells its in-store displays and display systems pursuant to separate purchase orders following customer approval of a prototype. However, the Company is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. To a limited extent, sales are also generated through independent sales representatives.

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

Employees

        As of December 31, 1996, the Company employed 217 persons, including 4 executive officers, 99 in production and assembly, 17 in design, 23 in purchasing and engineering, 35 in marketing and sales and 39 in administration. Approximately 68 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 241 of the National Federation of Independent Unions, which expires December 31, 1999. The Company believes that its current labor relations are good.

Financial Information about Foreign Operations and Export Sales

        Reference is made to Note 11 in Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2. Facilities.

        The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018, where it leases 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is $482,000. The Company sublets 8,750 square feet of such space for approximately $89,000 annually, expiring in October 2002. The Company also leases approximately 16,000 square feet of office space at 230 East Ohio Street in Chicago, Illinois at an annual base rental of approximately $244,000 pursuant to a lease which expires in June 1997. In June 1997, the Company expects to obtain a new lease for approximately 5,000 square feet of office space either at its existing location or another location yet to be determined.

        The Company operates two production and assembly facilities located in Reading, Pennsylvania. The Company's principal Reading, Pennsylvania facility is owned by the Company and is comprised of a 140,000 square foot multi-story production facility on three acres of property. The Company leases 56,000 square feet of a 72,500 square foot production facility which expires in October 1997, at an annual base rental of $159,000. The Company has an option to purchase this leased production facility prior to October 1, 1997 for $1.2 million or, at the Company's option, extend the lease for an additional 5 years.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                            Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's Common Stock is quoted on The Nasdaq SmallCap Market ("Nasdaq") tier of the Nasdaq Stock Market under the symbol "HMGC". The following table sets forth the range of the high and low quotations for the common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       High         Low


     1996
     First quarter                                 $   3          $ 1-1/2
     Second quarter                                    2-1/4        1-1/4
     Third quarter                                     1-3/4          7/8
     Fourth quarter                                    1-7/8        1


     1995
     First quarter                                  $  3-3/4      $ 2-31/64
     Second quarter                                    3            1-1/4
     Third quarter                                     3-1/4        1-3/4
     Fourth quarter                                    3-1/16       1-15/16


        At March 19, 1997, there were 358 holders of record and approximately 1,450 beneficial stockholders of the Company's common stock and the closing bid quotation of the common stock on Nasdaq was $1-3/16 per share.

Dividend Policy

        The Company has not paid dividends on the Common Stock since its inception. The Company intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, the Company is prohibited from paying cash dividends. See Note 5 in Notes to the Consolidated Financial Statements.

Item 6. Selected Historical Financial Data.

    The selected historical financial data presented below as of and for the years ended December 31, 1996, 1995 and 1994 have been derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. The selected financial data of the Company at and for the years ended December 31, 1996, 1995 and 1994 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants.



                                              Year Ended December 31,
                                              -----------------------
                                    1996       1995      1994    1993(a)   1992
                                    ----       ----      ----    ------    ----
                                         (in thousands, except per share data)


Statement of Operations Data

  Net revenues                    $45,552    $47,641   $55,578  $20,375  $3,750

  Loss from operations             (5,040)   (10,009)     (795)    (290) (1,007)

  Net loss                       ($ 5,535)  ($10,118) ($   963)($   528)($1,083)
                                  =======    =======   =======  =======  ======

  Net loss per common and
   common equivalent share        ($0.73)     ($1.34)   ($0.17)  ($0.13) ($0.36)
                                   =====       =====     =====    =====   =====

  Weighted average number of
   common and common
   equivalent shares outstanding   7,614       7,568    5,643     4,052   3,047
                                   =====       =====    =====     =====   =====


                                                  December  31,
                                                  -------------
                                    1996       1995      1994   1993(a)   1992
                                    ----       ----      ----   -------    ----
 Balance Sheet Data:                             (in thousands)

  Cash and cash equivalents       $6,950     $8,139    $6,469   $5,205     $428
  Working capital                 (3,236)     2,624    14,119    2,579      599
  Total assets                    28,755     32,648    36,718   33,022    3,637
  Long-term debt                     266      -         3,182    6,330      398
  Stockholders' equity             5,191     10,076    20,223    3,191    1,352



(a) Amounts reflect the consummation of the acquisition of HMG, CDI and HMGBV from Saatchi & Saatchi PLC and certain of its subsidiaries on October 1, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

       During 1996, the Company implemented a three pronged strategic plan which focused upon (i) the expansion of the Company's existing client revenue and service base, (ii) the elimination of redundant and other overhead costs and
(iii) the consolidation of the manufacturing operations. The Company's strategic plan included both opportunistic investment as well as the implementation of operational cost reductions.

       For the year ended December 31, 1996, the Company accomplished the following strategic objectives; (i) renovated and expanded the Company's 140,000 square foot manufacturing facility in Reading, (ii) closed the first of two New Jersey manufacturing facilities in May 1996 and moved its operations to Reading,
(iii) restructured the Company's New York and Chicago offices and closed the Company's satellite sales office in Detroit, Michigan, (iv) entered into a one year lease agreement in September 1996 for a second facility in Reading, with an option to extend the lease for an additional 5 years or to exercise an option to purchase the facility for $1.2 million which is comprised of 72,500 square feet of manufacturing and warehousing space on approximately 5 acres of property, (v) renovated and upgraded the Company's plastic injection molding division in Reading, including the purchase of additional injection molding equipment, in October and November 1996, (vi) consummated the Credit Agreement in November 1996 with a financial institution whereby the Company obtained a secured $11 million revolving line of credit and term loan facility, (vii) extended the Company's $32.2 million supply contract with Foster Grant from seven to ten years expiring December 2005, continued the requirement of Foster Grant to purchase a minimum of 70% of its annual in-store merchandising display purchases from the Company and modified the minimum annual dollar purchases required in any one given year to be no less than $2.5 million per year, (viii) centralized a portion of the Company's purchasing operations in New York, New Jersey, Pennsylvania and Illinois to better utilize and leverage the Company's new consolidated plant operating capacity in Reading, (ix) closed the second New Jersey manufacturing facility in December 1996 and moved its operations to Reading, (x) closed as of December 31, 1996, its European operations, HMGBV, and
(xi) expanded its client base during 1996 to include new clients.

       Management estimates the combined effects of the above strategic plan provides for significant cost savings to be realized in 1997 including (i) approximately $1.6 million in savings relating to the reduction of direct manufacturing labor, fringe, overhead and facility expenses as a consequence of the plant consolidation in Reading, (ii) approximately $1.3 million in savings relating to non-manufacturing personnel reductions as a consequence of office consolidations, (iii) forecasted improvement in manufacturing gross profit as a result of the consolidation of the manufacturing operations in Reading through increased manufacturing efficiencies and reduced operating costs, (iv) anticipated further improvement in selling, general and administrative expenses, as a percentage of revenues, as the Company realizes further savings in overhead expenses and (v) an expected favorable contribution by new clients to the operations of the Company as these new clients establish merchandising programs with the Company during 1997.

Results of Operations

Year Ended December 31, 1996 as Compared to
  Years Ended December 31, 1995 and 1994

       Net revenues decreased by $2.1 million to $45.5 million for the year ended December 31, 1996 from $47.6 million for the year ended December 31, 1995. The decrease in net revenues from 1995 to 1996 was principally due to (i) a reduction in marketing expenditures of one significant client of $6.1 million, offset by (ii) an increase in net revenues of $3.3 million derived from the operations of HMG Intermark. The decrease in net revenues from such significant client was principally the result of the client's reduction in capital and marketing expenses for budgetary and other reasons. Reduced shipments to this client may continue if such budgetary reductions and deferrals continue. There can be no assurance that net revenues to this client will continue at the current levels or resume at historical levels. Net revenues decreased $8.0 million to $47.6 million for the year ended December 31, 1995 from $55.6 million for the year ended December 31, 1994. The decrease in net revenues from 1994 to 1995 was principally due to the net effect of (i) deferrals and reductions in capital and marketing expenditures with the Company of two significant clients of $7.1 million, (ii) a reduction in net revenues from international operations of $1.9 million and (iii) an increase in net revenues of $1.2 million for the period October 1, 1995 through December 31, 1995 due to the acquisition of HMG Intermark.

      Gross profit decreased $1.2 million to $8.0 million for the year ended December 31, 1996 from $9.2 million for the year ended December 31, 1995 due to the decrease in the Company's net revenues and a decrease in gross margin. For the year ended December 31, 1996, the gross margin was 17.5% as compared to 19.2% for the 1995 comparable period. The 1.7% decrease in gross margin was principally due to a favorable production revenue mix resulting in a 0.3% increase, and the under absorption of fixed overhead expenses as a percentage of net revenues of 2.0%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operations of 4.6% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey facility of 2.6%. Gross profit decreased $5.2 million to $9.2 million for the year ended December 31, 1995 from $14.4 million for the comparable 1994 period due to the decrease in the Company's net revenues and a decrease in gross margin. For the year ended December 31, 1995, gross margin was 19.2% as compared to 25.9% for the comparable 1994 period. The decrease in gross margin was principally due to
(i) unfavorable production revenue mix which resulted in a 5.1% decrease, (ii) the Company's acceptance and shipment of a new program valued at $807,000 with a new client at a negligible margin in order for the Company to demonstrate its capabilities which resulted in a 0.4% decrease and (iii) the underabsorption of fixed overhead expenses as a percent of net revenues of 1.2%.

       Selling, general and administrative expenses ("SG&A) decreased $3.0 million to $13.0 million for the year ended December 31, 1996 as compared to $16.0 million for the year ended December 31, 1995. The decrease in SG&A from 1995 to 1996 was principally a result of the Company's efforts to reduce its expenses and restructure its operations, including the consolidation of manufacturing facilities, resulting in (i) a reduction in personnel costs of approximately $2.4 million, (ii) reduction in European expense of operations of $243,000 and (iii) decreased spending in other general expenses. SG&A increased to $16.0 million for the year ended December 31, 1995 as compared to $15.2 million for the comparable 1994 period. The increase in SG&A expenses of $800,000 was principally due to the net effect of (i) the addition of new senior marketing personnel, (ii) the expenses attributable to the establishment of a new marketing office in Detroit, Michigan and (iii) the increase in SG&A associated with HMG Intermark acquired as of September 30, 1995.

       In December 1995, restructuring costs of $3.2 million were charged to operations which principally related to the implementation of a cost reduction program to be primarily implemented through consolidation and selective closures of the Company's offices and manufacturing facilities. These closures and consolidations are a direct result of (i) competitive conditions in the market place and the corresponding impact on the Company, (ii) budgetary restraints and/or reductions implemented by some of the Company's clients and (iii) the acquisition of HMG Intermark's 140,000 square foot manufacturing facility in Reading, Pennsylvania. The restructuring consisted of a series of planned actions including (i) a reduction in personnel, (ii) the closure and consolidation of plant facilities into the Company's Reading facility, (iii) the closure or reduction in offices in New York, Chicago and Detroit and (iv) the disposal of assets that are no longer required due to the elimination of selected programs or site consolidations.

       The restructuring cost were comprised principally of a $1.1 million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to the cost reduction program. The provision for the reduction of employees was approximately $600,000 which included approximately 50 employees from all areas including manufacturing, development, sales, marketing and administration. Approximately $1.5 million was provided for the costs related to the closing and consolidation of production facilities and offices.

         For the year ended December 31, 1996, the Company generated interest income of $351,000 as compared to $578,000 and $301,000, for the comparable 1995 and 1994 periods, respectively. The decrease in interest income of approximately $227,000 from 1995 to 1996 was attributable principally to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper. The increase from 1994 to 1995 is attributable to that portion of the net proceeds of the Company's public offering not immediately required for the Company's operations that were invested in interest bearing marketable securities and commercial paper.

       Interest expense was $834,000 for the year ended December 31, 1996 as compared to $793,000 and $642,000 for the comparable 1995 and 1994 periods, respectively. The increase in interest expense of approximately $41,000 was principally due to the increased average borrowings in 1996 as compared to 1995. The increase in interest expense of $151,000 for the year ended December 31, 1995 was principally due to the increased average borrowings in 1995 as compared with the average borrowings for the comparable 1994 period.

       The Company recorded a gain from foreign currency translation of $90,000 for the year ended December 31, 1995 as a consequence of the European Marketing Agreement with Tchai and the reduction in the scope of HMGBV's operations.

       As a consequence of the foregoing factors, the Company incurred a net loss of $5.5 million, or $0.73 per share, for the year ended December 31, 1996 as compared to a net loss of $10.1 million, or $1.34 per share, for the year ended December 31, 1995. For the year ended December 31, 1994, the Company incurred a net loss of $963,000, or $0.17 per share.

Stockholders' Equity

       Stockholders' equity decreased $4.9 million to $5.2 million at December 31, 1996 from $10.1 million at December 31, 1995. The net decrease in stockholders' equity was principally due to the net loss of $5.5 million, offset by (i) proceeds derived from the HMG Private Placement of common stock whereby the Company issued 377,500 shares of common stock for an aggregate value of $377,000 and (ii) the exercise of stock options whereby the Company issued 184,572 shares of common stock and derived net proceed of $273,000.

       In conjunction with the strategic positioning of the Company, in December 1996, the Company initiated the HMG Private Placement whereby the Company offered for sale up to 2 million shares of common stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000 and subsequent to December 31, 1996, the Company sold an additional 375,000 shares of common stock and derived net proceeds of approximately $375,000 as of March 19, 1997. The aggregate net proceeds received from the HMG Private Placement as of March 19, 1997 is $752,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

       Pursuant to an agreement dated January 16, 1997, the Company agreed to engage an investment banker to act as a placement agent on a "best efforts" basis in a proposed private offering ("1997 Private Offering") of a minimum of 60 units and a maximum of 120 units at a price of $25,000 per unit, aggregating a minimum gross proceeds of $1.5 million and a maximum of $3.0 million, within 120 days of the issuance of the 1997 Private Offering memorandum. Each unit will consist of 25,000 shares of the Company's common stock. The anticipated timing for the consummation of the 1997 Private Offering is during the second quarter 1997. Upon consummation of the 1997 Private Offering, management estimates that the net proceeds to be derived from this transaction will range from $1.2 million to $2.5 million and the Company would issue between 1.5 million and 3.0 million shares of common stock. All stock issued pursuant to the terms of the 1997 Private Placement is restricted stock which has not been registered under the Securities Act and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

       In addition, upon consummation of the 1997 Private Offering, the Company will issue 10% of the aggregate number of shares of common stock sold in the form of five year warrants to the investment banker at an exercise price of $1.10 per share. Furthermore, as part of the 1997 Private Offering, the Company also agreed to engage its investment banker to provide consulting services and assist the Company in the pursuit of potential business acquisitions and combinations. Under the consulting provisions, the Company has agreed to (i) a one year, $4,000 per month consulting retainer, (ii) a finders fee associated with the successful closure of any acquisition, restructuring, joint venture or merger and (iii) the Company will issue an aggregate of 200,000 five year warrants to the investment banker of which 100,000 are exercisable at $2.00 per share and the remaining 100,000 are exercisable at $2.50 per share.

Income Taxes

       At December 31, 1996, the Company had available $27.5 million of net operating loss carryforwards which expire during the years 2001 through 2011. No benefit from these loss carryforwards are reflected in the consolidated financial statements.

       The Company's income tax provision for the year ended December 31, 1996 was $12,000 as compared to $14,000 and $13,000 for the years ended December 31, 1995 and December 31, 1994, respectively, and resulted principally from state and local alternative minimum taxes.

Backlog

       At December 31, 1996, the Company's aggregate backlog was $15.6 million, as compared to $23.8 million and $19.5 million at December 31, 1995 and 1994, respectively. Of such aggregate backlog at December 31, 1996, 22% was attributable to one client. The Company anticipates that substantially all such backlog at December 31, 1996, will be filled during the next twelve months. In addition to the $15.6 million backlog at December 31, 1996, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1996 was $29.2 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Inflation

       The effect of inflation on the Company's operations has not been significant to date.

Liquidity and Capital Resources

       Cash and cash equivalents at December 31, 1996, 1995 and 1994 aggregated approximately $6.9 million, $8.1 million and $6.5 million, respectively. For the years ended December 31, 1996, 1995 and 1994 the Company's cash flows from operating, investing and financing activities are summarized below:



                                            Year Ended December 31,

                                                     1996      1995       1994
                                                     ----      ----       ----
                                                          (in millions)

Net cash used in
  operating activities                              ($2.0)    ($7.7)    ($ 4.6)
                                                     ----      ----      -----
Investing activities:
  Redemption (purchase) of marketable securities                6.8       (6.8)
  Acquisition, net of cash acquired                            (0.2)
  Capital expenditures                               (1.6)     (0.4)      (0.8)
                                                      ---       ---        ---
  Net cash provided by (used in) investing activities(1.6)      6.2       (7.6)
                                                      ---       ---        ---

Financing activities:
  Net proceeds from sale of common stock              0.4                 17.8
  Proceeds from exercise of
    stock options                                     0.3                  0.1
  Proceeds from issuance of  notes, net                         0.7        7.0
  Net increase (decrease) in indebtedness             1.7       2.5      (11.4)
                                                     ----       ---       ----
    Net cash provided by
      financing activities                            2.4       3.2       13.5
                                                     ----      ----      -----

  Net increase (decrease) in cash
     and cash equivalents                           ($1.2)     $1.7      $ 1.3
                                                     ====      ====      =====

        The Company's decrease in cash and cash equivalents of $1.2 million for the year ended December 31, 1996 was principally due to (i) net cash used in operating activities of $2.0 million and (ii) capital expenditures of $1.6 million, offset by (iii) net borrowings under the Company's credit facility of $1.7 million, (iv) net proceeds from the sale of common stock pursuant to a private placement of $377,000 and (v) net proceeds from the exercise of stock options of $273,000. The Company's negative cash flow from operations for the year ended December 31, 1996 principally resulted from (i) the net loss from operations of $5.5 million and (ii) the aggregate reduction in general liabilities of $780,000, offset by (iii) decreases in current and other assets, other than cash and cash equivalents of $3.5 million and (iv) non-cash charges of $856,000 for depreciation and amortization.

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

        On November 22, 1996, the Company consummated a $11.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Company used funds available under the Credit Agreement to retire its previous credit facility with a bank. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

        Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. The average balance outstanding under the Company's credit agreements for the years ended December 31, 1996, 1995 and 1994 was approximately $8.8 million, $5.1 million and $527,000, respectively, at the weighted average interest rate of 8.6%, 9.8% and 8.2%, respectively.

        Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At December 31, 1996, the balance outstanding on the term loan component of the Credit Agreement was $334,000.

        The Company's working capital at December 31, 1996 was a deficit of $3.2 million, inclusive of borrowings of $9.4 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to (i) negative cash flows from operations of $2.0 million and (ii) increased borrowing under the Company's credit facilities whereby such proceeds were used, in part, to finance capital expenditures of $1.6 million, inclusive of $1.1 million in one-time facility renovations and equipment upgrades at Reading. Due to the working capital deficit, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However, management believes that through the implementation of its 1996 strategic plan whereby the Company moved and consolidated its manufacturing facilities in Reading, restructured the Company's New York and Chicago offices, upgraded the Company's injection molding division, closed its European office, significant cost savings will be realized. Furthermore, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. In addition, the Company has engaged its investment banker to act as a placement agent on a "best efforts" basis for the 1997 Private Placement. Management believes that each of the above cost reduction components, an expanded client base, future cash flows from operations and the HMG and 1997 Private Placements developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

        The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions (iv) delays in shipment of scheduled programs to clients (v) delay in or inability to expand the Company's client base and/or (vi) the loss of, or reduction in spending of existing clients.

Item 8.  Financial Statements and Supplementary Data.

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                             PAGE

        Independent Auditors' Report                                    F-2

        Consolidated Balance Sheets at December 31, 1996 and 1995       F-3

        Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994                              F-4

        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                              F-5

        Consolidated Statements of Changes in Stockholders' Equity

          for the Years Ended December 31, 1996, 1995 and 1994          F-7

        Notes to Consolidated Financial Statements                      F-8

                                  INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION

        We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                                   FRIEDMAN ALPREN & GREEN LLP

New York, New York
March 20, 1997

                         HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                             (in thousands, except share data)

                                                             December 31,
                                                          1996           1995
                                                          ----           ----

                                      ASSETS

Current assets:

  Cash and cash equivalents (Note 1)                   $  6,950    $  8,139
  Accounts receivable - less allowance
    for doubtful accounts of $577 and $596 (Note 14)      6,454       8,681
  Inventory (Notes 1 and 3)                               4,214       5,254
  Prepaid expenses                                           95         440
  Other current assets                                      240         225
                                                       --------    --------
     Total current assets                                17,953      22,739

Property and equipment - net (Notes 1 and 4)              3,349       2,143
Excess of cost over fair market value
  of assets acquired, less accumulated
  amortization of $1,207 and $799 (Notes 1 and 2)         6,952       7,360
Other assets                                                501         406
                                                       --------    --------
                                                       $ 28,755    $ 32,648
                                                       ========    ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term obligations (Note 5)   $9,439    $  7,557
  Note payable (Note 2)                                     338         714
  Accounts payable                                        5,803       4,331
  Accrued employee compensation and benefits              1,033       1,571
  Deferred revenue (Note 1)                               1,835         696
  Accrued expenses                                        1,566       1,533
  Restructuring costs (Note 12)                             623       1,973
  Other current liabilities                                 552       1,740
                                                       --------    --------
    Total current liabilities                            21,189      20,115

Pension obligation (Notes 1 and 6)                        1,684       1,965
Other long-term liabilities                                 691         492
                                                       --------    --------
                                                         23,564      22,572
                                                       ========    ========
Stockholders' equity:

  Common stock, par value $0.01; 50,000,000 shares
    authorized; 8,129,589 and 7,567,517 shares
    issued and outstanding (Notes 8 and 15)                  81          76
  Additional paid-in capital (Notes 8 and 15)            33,903      33,258
  Accumulated deficit                                   (28,793)    (23,258)
                                                       --------    --------
                                                          5,191      10,076
                                                       --------    --------
                                                       $ 28,755    $ 32,648
                                                       ========    ========
                  See accompanying notes to consolidated financial statements.

                           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands, except share data)

                                         Year Ended December 31,
                                       -------------------------
                                         1996        1995        1994
                                         ----        ----        ----


Net revenues (Notes 1 and 10)     $    45,552   $   47,641   $  55,578

Cost of revenues                       37,589       38,479      41,147
                                   ----------   ----------   ---------

  Gross profit                          7,963        9,162      14,431

Selling, general and administrative

  expenses                             13,003       15,996      15,226

Restructuring  costs (Note 12)                       3,175
                                  -----------   ----------    --------

  Loss from operations                (5,040)      (10,009)       (795)

Interest income                          351           578         301

Interest expense (Note 5)               (834)         (793)       (642)

Other income                                            30         186

Gain from foreign currency
  translation (Note 1)                                  90
                                  ----------    ----------   ---------

  Loss before provision for income

    taxes                             (5,523)      (10,104)       (950)

Provision for income taxes (Note 7)      (12)          (14)        (13)
                                  ----------    ----------   ---------

  Net loss                       ($    5,535)  (   $10,118) ($     963)
                                  ==========    ==========   =========

Net loss per common and

  common equivalent share             ($0.73)      ($1.34)      ($0.17)
                                       =====        =====        =====

Weighted average number of common
  and common equivalent shares
  outstanding                      7,614,356    7,567,517    5,642,613
                                   =========    =========    =========




                  See accompanying notes to consolidated financial statements.

                           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (in thousands)

                                                   Year Ended December 31,
                                                1996         1995        1994
                                                ----         ----        ----
Cash flows from operating activities:
  Cash received from customers              $ 48,930    $ 46,275    $ 57,021
  Interest received                              351         578         301
  Cash paid to suppliers                     (39,739)    (42,326)    (48,738)
  Cash paid to employees                     (10,671)    (11,400)    (12,375)
  Income taxes paid                              (12)        (14)        (46)
  Interest paid                                 (816)       (793)       (804)
                                            --------    --------    --------
    Net cash used in operating
       activities                             (1,957)     (7,680)     (4,641)
                                            --------    --------    --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                        (176)
  Proceeds from redemption
    of marketable securities                               6,828
  Purchases of marketable securities                                 (6,828)
  Capital expenditures                        (1,654)       (419)      (814)
                                            --------    --------    --------
     Net cash provided by (used in)
         investing activities                 (1,654)      6,233     (7,642)
                                            --------    --------    --------

Cash flows from financing activities:
  Net proceeds from the sale of common stock
     as part of a public offering                                     17,818
  Net proceeds from the sale of common
    stock as part of  a private placement        377
  Net proceeds from exercise of stock
    options                                      273          10         132
  Proceeds derived  from a term loan             340
  Proceeds derived from a credit
    agreement, net                             1,814       6,483       1,075
  Principal payment of a note payable
    issued in connection with an
    acquisition                                                       (9,630)
  Proceeds from issuance of notes, net                       714       7,000
 Principal payments of outstanding debt
    obligations                                 (382)     (4,161)     (2,945)
                                            --------    --------    --------
     Net cash provided by  financing
       activities                              2,422       3,046      13,450
                                            --------    --------    --------

Effect of exchange rate changes                               71          97
                                            --------    --------    --------

Net increase (decrease) in cash
  and cash equivalents                        (1,189)      1,670       1,264

Cash and cash equivalents at
  beginning of year                            8,139       6,469       5,205
                                            --------    --------    --------

Cash and cash equivalents at end of year    $  6,950    $  8,139    $  6,469
                                            ========    ========    ========



                  See accompanying notes to consolidated financial statements.

                           HMG WORLDWIDE CORPORATION AND SUBSIDIARIES

                                         (in thousands)

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----

Reconciliation of net loss to net cash
  used in operating activities:

  Net loss                                     ($ 5,535)   ($10,118)   ($   963)

Adjustments to reconcile  net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                     856       1,283       1,256
  Restructuring costs - non-cash                              1,146
  Other income                                                              (94)
  Gain on foreign currency translation                          (90)

Decrease (increase) in assets,
  net of effects of acquisition:
  Accounts receivable                             2,227        (760)      1,695
  Inventory                                       1,040         202       2,228
  Prepaid expenses                                  345         286          32
  Other assets                                     (110)        285        (402)

Increase (decrease) in liabilities,
  net of effects of acquisition:
  Accounts payable                                1,472         (46)     (2,566)
  Deferred revenue                                1,139        (678)       (232)
  Accrued expenses                               (1,760)        810      (5,595)
  Restructuring costs                            (1,350)
  Pension obligation                               (281)
                                                 ------     -------     -------

    Net cash used in operating activities      ($ 1,957)   ($ 7,680)   ($ 4,641)
                                               ========    ========    ========

  Fair value of assets acquired in
    connection with an acquisition                         $  2,218
  Fair value of liabilities assumed
    in connection with an acquisition                      $  3,226

                  See accompanying notes to consolidated financial statements.

                          HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in thousands, except share data)

                                                                                                   Foreign           Total
                                                                    Additional                     Currency          Stock-
                                          Common Stock              Paid-in        Accumulated     Translation       holders'
                                     Shares          Amount         Capital        Deficit         Adjustments       Equity
                                     ------          ------         ----------     -----------     -----------       --------

Balance at December 31, 1993        4,439,772      $       44      $   15,330     ($  12,177)     ($       6)     $     3,191

Issuance of shares as part of
  exercise of stock options            92,925               1             131                                            132
Shares sold as part of
  Public Offering                   3,024,654              31          17,787                                         17,818
Foreign currency
  translation adjustment                                                                                  45              45
Net loss                                                                                (963)                           (963)
                                   ----------      ----------      ----------     ----------      ----------      ----------

Balance at December 31, 1994        7,557,351              76          33,248        (13,140)             39          20,223


Issuance of shares as part of
  exercise of stock options            10,166                              10                                             10
Foreign currency
  translation adjustment                                                                                 (39)            (39)
Net loss                                                                             (10,118)                        (10,118)
                                   ----------      ----------     ----------      ----------      ----------       ---------
Balance at December 31, 1995        7,567,517              76          33,258        (23,258)           --            10,076

Issuance of shares as part of
  exercise of stock options           184,572               2             271                                            273
Shares sold as part of a
  private placement                   377,500               3             374                                            377
Net loss                                                                              (5,535)                         (5,535)
                                   ----------      ----------      ----------     ----------      ----------      ----------

Balance at December 31, 1996        8,129,589      $       81      $   33,903     ($  28,793)     $     --        $    5,191
                                   ==========      ==========      ==========     ==========      ==========      ==========





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

     The Company, using its marketing resources and expertise, is engaged in the design, development, production and assembly of in-store, or point-of-purchase, marketing and merchandising displays and systems. The Company's operations are conducted through five operating wholly-owned subsidiaries being respectively HMG Worldwide In-Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Creative Displays, Inc. ("CDI") and HMG Europe B.V. ("HMGBV"). Effective December 31, 1996, the Company closed HMGBV's office and terminated its remaining employee. The Company conducts its operations in New York, Illinois and Pennsylvania.

    Pursuant to a purchase agreement dated September 30, 1995, the Company consummated a series of transactions with Benson Eyecare Corporation ("Benson") whereby Benson's Foster Grant Group L.P. ("Foster Grant") entered into a ten year supply contract, as amended, ("Supply Contract") with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark (see Notes 2 and 6).

    Principles of Consolidation: The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The acquisition of HMG Intermark effective September 30, 1995, has been accounted for as a purchase. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1995 include the results of operations and cash flows of HMG Intermark for the period October 1, 1995 through December 31, 1995. Pro forma financial information for this acquisition has not been presented because it is not deemed significant to the Consolidated Financial Statements.

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

    Inventory:   Inventory,  consisting  principally  of  merchandising  display components, is stated at the lower of cost or market on a standard cost basis which approximates average cost (see Note 3).

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

                                   HMG WORLDWIDE CORPORATION

Note 1 - Organization and Significant Accounting Policies  (continued)

    Excess of Cost Over Fair Market Value of Assets Acquired: The excess of cost over fair market value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years. Related amortization expense was approximately $408,000, $363,000 and $349,000 for the years ending December 31, 1996, 1995 and 1994, respectively. The periods of amortization are reviewed on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair market value of assets acquired relates. The excess of cost over fair market value of assets acquired will be written off if it becomes evident that it has been permanently impaired.

    Fair Value of Financial Instruments: The fair value of the revolving credit facility and note payable approximates carrying value due to the short maturities.

    Foreign Currency Translation: The functional currency of HMGBV is the Dutch Guilder. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Translation adjustments resulting from fluctuation in exchange rates are recorded as a separate component of stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods. All translation adjustments realized by the Company during 1996, which in total were not material, were charged to operations.

    Revenue recognition: Revenue is recognized when a display or system is shipped and when services are performed.

     Reclassification: Certain reclassifications have been made to conform the presentation of prior years to the current year presentation.

     Research and Development: Research and development costs are charged to operations as incurred.

    Income Taxes: Income taxes are provided on the liability method on all revenues and expenses included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pre-tax accounting income or loss and taxable income or loss (see Note 7). Under the liability method of accounting for income taxes, deferred taxes are based on rates that are expected to be in effect when temporary differences are scheduled to reverse.

    Earnings per Share: Earnings per share amounts are based on the weighted average number of common shares outstanding during each period. Common shares issuable upon exercise of stock options are included in the earnings per share computation unless they are immaterial in amount or anti-dilutive (see Note 8).

    Employee Benefit Plans: The Company and its subsidiaries sponsor a series of defined benefit and defined contribution plans for its union and non-union employees. For the defined benefit plans, the Company has adopted Statement of Financial Accounting Standards ("SFAS") 87 "Employers' Accounting for Pensions" and SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 6).

                                  HMG WORLDWIDE CORPORATION

Note 1 - Organization and Significant Accounting Policies  (continued)

    Accounting for Stock-Based Compensation: Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with Accounting
Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

     Recently Issued Accounting Standards: The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", which is effective for the years beginning after December 15, 1995. The provisions of this statement have not had a material impact on the Company's results of operations or financial position

     Note 2 - Acquisition of HMG Intermark and Long-Term Supply Contract with Foster Grant

    Pursuant to a purchase agreement dated September 30, 1995, the Company consummated a series of transactions with Benson whereby Benson's Foster Grant subsidiary entered into the in-store merchandising display Supply Contract with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark.

    The Supply Contract requires Foster Grant, subject to certain conditions, to purchase at least 70% of its in-store merchandising display purchases from the Company through December 2005 with average annual purchases to aggregate no less than $2.5 million. The Supply Contract contains provisions which include (i) Foster Grant's right to competitively bid its merchandising display purchases with comparable suppliers of the Company, (ii) the Company must meet certain price criteria with its services and (iii) the Company has the right of last refusal on all merchandising display programs on which it has placed a bid with Foster Grant.

    In  addition,  Benson  advanced  through its Foster  Grant  subsidiary  $1.0 million to the Company as a deposit against the first year's in-store merchandising display purchases. The Company issued to Benson a corresponding, non-interest bearing note payable of $1.0 million. During the first eighteen months of the Supply Contract, the Company shall apply a 25% credit against the cost of display shipments to Foster Grant up to an aggregate of $4.0 million in merchandising display shipments as repayment of the note payable. In the event that the 25% credits issued to Foster Grant do not aggregate to $1.0 million prior to March 31, 1997, the Company shall remit the shortfall, if any, to Benson to retire the note payable. At December 31, 1996, the Company's note payable to Benson was approximately $338,000.

    In addition to the Supply Contract, the Company acquired from Benson the merchandising display production and assembly operations, located in Reading, Pennsylvania, by acquiring all of the outstanding shares of capital stock of HMG Intermark. The Company recorded HMG Intermark's assets and liabilities based upon their estimated fair market value as of the acquisition date. Additionally, the Company recorded approximately $1.2 million as the excess cost over fair market value of assets acquired.

                                  HMG WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Inventory

 Inventory consisted of the following components at December 31, 1996 and 1995:

                                            December 31,
                                         -----------------
                                          1996      1995
                                          ----      ----
                                          (in thousands)

    Finished goods                      $1,312    $1,000
    Work-in-proess                         653     1,353
    Raw materials                        2,249     2,901
                                        ------    ------
                                        $4,214    $5,254
                                        ======    ======

Note 4 - Property and Equipment

    The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at December 31, 1996 and 1995:

                                            December 31,
                                          ----------------
    Description                           1996      1995  Estimated Useful Life
    -----------                           ----      ----
                                          (in thousands)
    Land                                $  103    $  103
    Buildings                            1,755       813  32 years
    Equipment                            1,143       854  3-7 years
    Furniture and fixtures                 192       192  5 years
    Leasehold improvements                 586       539  Lesser of lease term
                                                           or eight years

    Tooling                                960       726  3-7 years
                                        ------     -----
                                         4,739     3,227
    Less:  accumulated
      depreciation and
      amortization                       1,390     1,084
                                        ------     -----

                                        $3,349    $2,143
                                        ======    ======

    Depreciation and amortization expense for property and equipment for the years ended December 31, 1996, 1995 and 1994 was approximately $448,000, $920,000 and $907,000, respectively.

Note 5 - Credit Facilities

    Long-term obligations at December 31, 1996 and 1995 are as follows:

                                            December 31,
                                          ---------------
                                          1996      1995
                                           (in thousands)

     Revolving credit facility          $9,371    $7,557
     Term loan                             334
                                        ------    ------
                                         9,705     7,557

     Less: current maturities            9,439     7,557
                                        ------    ------
                                        $  266    $ --
                                        ======    ======
                                             F-11

                                  HMG WORLDWIDE CORPORATION

Note 5 - Credit Facilities (continued)

Revolving Credit Facility

    On November 22, 1996, the Company consummated a $11.0 million three year Loan and Security Agreement ("Credit Agreement") with a financial institution in the form of a revolving credit facility and a term loan. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Company used funds available under the Credit Agreement to retire its previous credit facility with a bank. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

    Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets.

    Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At December 31, 1996, the balance outstanding on the term loan component of the Credit Agreement was $334,000.

    Prior to November 22, 1996, the Company maintained a credit facility with a bank which provided for a secured revolving line of credit which advanced up to the lesser of 80% of eligible accounts receivable and the Company's cash and cash equivalents and marketable securities, or $10.0 million. Borrowings under the prior credit facility were charged interest at either the banks prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum and required the Company to pay a quarterly commitment fee at a rate of half of 1% per annum of the average unused amount of funds available.

    The average balance outstanding under the Company's credit agreements for the years ended December 31, 1996, 1995 and 1994 was approximately $8.8 million, $5.1 million and $527,000, respectively, at the weighted average interest rate of 8.6%, 9.8% and 8.2%, respectively.

Note 6 -  Employee Benefit Plans

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

                                  HMG WORLDWIDE CORPORATION

Note 6 -  Employee Benefit Plans (continued)

    Pursuant to the terms of the Pension Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 7%. HMG Intermark union employees with dates of hire subsequent to March 31, 1996 are not eligible for retirement benefits pursuant to the terms of this Pension Plan. Alternatively, such post March 31, 1996 hirees and all other HMG Intermark union employees shall be covered, effective January 1, 1997, by the HMG Intermark Capital Accumulation Plan, a defined contribution plan qualifying under the IRC Section 401(k). The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. Additional discretionary contributions can be made at the option of HMG Intermark.

    The following is a summary of the components of pension costs and the accumulated pension obligation of HMG Intermark at December 31, 1996 and 1995:

                                                        For the Period
                                                        October 1, 1995
                                                        (date of acquisition)
                                     For the Year Ended      through
                                     December 31, 1996  December 31, 1995
                                     ------------------ -------------------
  Net periodic cost:
  Service cost - benefits
   earned during
    the period with interest                 $      45    $       9
  Interest cost on accumulated
    benefit obligation                             341           89
  Actual return on assets                         (270)        (102)
  Net amortization and deferral                     55           52
                                             ---------    ---------
     Net periodic pension cost               $     171    $      48
                                             =========    =========


                                                    December 31,
                                             ----------------------
                                                  1996         1995
                                             ---------    ---------
Accumulated pension obligation:

  Vested benefits obligation                 ($  5,083)  ($  5,073)
  Non-vested benefit obligation                                 (2)
                                             ---------    --------
  Accumulated benefit obligation
    and projected benefit obligation            (5,083)     (5,075)
  Fair market value of plan assets               3,228       2,899
                                             ---------   ---------
  Funded status of projected
    benefit obligation                          (1,855)     (2,176)
  Unrecognized net loss                            170         231
  Adjustment to recognized
    minimum liability                             (170)       (231)
                                             ---------   ---------
    Accrued pension benefit obligation          (1,855)     (2,176)

    Less: current portion                          171         211
                                             ---------   ---------
    Pension obligation - long-term           ($  1,684)  ($  1,965)
                                             =========   =========





                                   HMG WORLDWIDE CORPORATION

Note 6 - Employee Benefit Plans  (continued)

    Pursuant to the terms of the Health Care Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 1996 and 1995, the Company has included as a component of other long-term liabilities approximately $334,000 and $325,000, respectively, relating to the unfunded Health Care Plan obligation. The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 7% and (iii) a gross medical cost increase of an average of 9% for the next five years and 6% increase thereafter.

    The following is a summary of the components of the Health Care Plan costs and the accumulated health care obligation of HMG Intermark at December 31, 1996 and 1995:

                                                            For the Period
                                                            October 1, 1995
                                                           (date of acquisition)
                                        For the Year Ended      through
                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------

  Service cost - benefits
    earned during the period                        $  44       $  13
                                                    =====       =====
  Net premiums paid during the period               $  49       $  12
                                                    =====       =====
  Net periodic cost:
   Service cost - benefits
     earned during the
     the period with interest                       $   5       $   2
   Interest cost on accumulated
     benefit obligation                                33           9
  Actual loss on benefit payments                       6           2
                                                    -----       -----
     Net periodic health care cost                  $  44       $  13
                                                    =====       =====

                                                      December 31,
                                                    -----------------
                                                     1996        1995
                                                    -----       -----
Accumulated health care obligation:
  Accumulated benefit obligation and
    projected benefit obligation                    ($489)      ($489)
                                                    -----       -----
  Funded status of projected
    benefit obligation                               (489)       (489)
 Unrecognized net loss                                104          99
                                                    -----       -----
     Health care obligation                          (385)       (390)

       Less: current portion                           51          65
                                                    -----       -----
       Health care obligation
        long-term                                   ($334)      ($325)
                                                    =====       =====

Capital Accumulation Plan

    The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC Section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. In addition the HMG Worldwide Corporation Capital Accumulation Plan provides an employer matching provision whereby the Company matches fifty cents for every dollar of employee contribution up to 6% of base compensation. Company contributions of approximately $155,000, $114,000, and $161,000 were made and charged to operations for the years ended

                                  HMG WORLDWIDE CORPORATION

Note 6- Employee Benefit Plans  (continued)

December 31, 1996, 1995 and 1994 respectively. The HMG Worldwide Corporation Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $160,000, $155,000 and $175,000 were made and charged to operations for the years ended December 31, 1996, 1995, and 1994, respectively. The plan also allows the Company to make discretionary contributions at the end of the plan year. The Company did not make any discretionary contributions for these years.

Multi-Employer Benefit Plans

    HMG participated in two multi-employer benefit plans covering all union employees pursuant to agreements between HMG and Local 2682, United Brotherhood of Carpenters and Joiners. These plans were defined benefit plans; however, specific benefit levels were not negotiated with, or known by the employer. The pension plan required HMG to contribute 6% of each employee's wages, excluding overtime, on a monthly basis. Pension plan contributions of approximately $82,000, $99,000, and $119,000 were made and charged to operations for the years ended December 31, 1996, 1995 and 1994, respectively. The welfare plan required HMG to make a specified contribution for each employee per month and for each hour for all regular and overtime hours worked. Welfare plan contributions of approximately $142,000, $187,000 and $235,000 were made and charged to income during the periods noted above. Pursuant to the closing of HMG's New Jersey manufacturing facility effective December 31, 1996, the Company is no longer subject to sponsoring these plans and has accordingly discontinued its participation in the plans.

Note 7- Income Taxes

    The components of the provisions for income taxes are as follows:
                                               Year Ended December 31,
                                               ------------------------
                                               1996      1995      1994
                                               ----      ----      ----
                                                      (in thousands)
        Current:

           Federal                             $ -       $ -      $ -
           State and local                       12        14       13
                                               ----      ----     ----
                                                 12        14       13
                                               ----      ----     ----

        Deferred:

           Federal                               -         -        -
           State and local                       -         -        -
                                               ----      -----    ----
                                                 -         -        -
                                               ----      -----    ----
                                               $ 12      $ 14     $ 13
                                               ====      ====     ====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating loss carryforwards.

                                  HMG WORLDWIDE CORPORATION

Note 7 -  Income Taxes  (continued)

    The following is a summary of the significant components of the Company's deferred taxes:

                                                    December 31,
                                                    ------------
                                                 1996            1995
                                                 ----           -----
                                                   (in thousands)
    Deferred taxes:

      Net operating loss carryforwards         $10,316          $7,232
      Accruals not currently deductible            441           1,390
      Inventory capitalization                      83            ( 61)
      Depreciation                                 744             869
      Other                                        136              89
                                              --------         -------
        Subtotal                                11,720           9,519
    Less: Valuation allowance                  (11,720)         (9,519)
                                              --------         -------
       Net deferred taxes                     $   -            $   -
                                              ========         =======

    At December 31, 1996, the Company had net operating loss carryforwards ("NOL") of approximately $27.5 million which expire during the years 2001 through 2011.

    A reconciliation of the tax provisions and amounts computed by applying the federal income tax rate of 34% to the loss before income taxes is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                    1996     1995    1994
                                                    ----     ----    ----
                                                        (in thousands)

  Computed tax benefit, net of increase
    in valuation allowance                         $  -      $   -   $   -
  State and local income taxes                       12         14      13
                                                  -----      -----   -----
                                                   $ 12      $  14   $  13
                                                  =====      =====   =====

Note 8 - Common Stock

    In August 1994, the Company, in an underwritten offering pursuant to a registration statement with the Securities and Exchange Commission, sold 3,024,654 shares of its common stock at $6.75 per share from which it derived net proceeds of $17.8 million.

    The Company maintains four stock options plans which have been adopted by the Board and subsequently approved by its stockholders. Three of the stock option plans are comprised of two option categories; incentive stock options for full-time employees and consultants, including officers and directors, and nonstatutory stock options for full-time employees and non-employee directors. The one additional plan provided for incentive stock options for full-time employees, officers and directors and non-statutory stock options for employees and consultants and non-employee directors. The total number of shares reserved and available under the four plans are 2,543,012 shares.

    The following is a summary of transactions for the years ended December 31, 1996, 1995 and 1994:

                                                  1996       1995      1994
                                                  ----       ----      ----
Options outstanding at January 1             2,031,450  2,157,225  2,330,600
Incentive options granted at $1.25             599,450
Options exercised                             (184,572)   (10,166)   (92,925)
Options canceled                               (69,000)  (115,609)   (80,450)
                                             ---------  ---------  ---------
Options outstanding at December 31           2,377,328  2,031,450  2,157,225
                                             =========  =========  =========

                                   HMG WORLDWIDE CORPORATION

Note 8 - Common Stock (continued)

     At December 31, 1996,  the Company has 177,450,  23,500,  599,450,  38,600,
1,334,528 and 203,800 options outstanding  exercisable at $0.9375, $1.00, $1.25,
$1.56, $1.625 and $7.625 per share, respectively. Pursuant to the terms of one plan, 244,944 options are subject to a vesting period of five years. Additionally, in August 1995, the Company issued 50,000 five year warrants at an exercise price of $2.00 per share to an individual to assist the Company in its marketing endeavors. The weighted average exercise price and period of exercise of all outstanding stock options and warrants at December 31, 1996 was $1.99 per share and 7.7 years, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted during 1996 was $0.31 per share. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 6.8%; volatility factor of expected market price of the Company's common stock of 53% and a weighted average expected life of the option of 8 years. Under the provisions of SFAS 123, the Company's pro forma compensation expense arising from the grant of stock options for the year ended December 31, 1996 was approximately $160,000 and pro forma net loss and net loss per share would have been approximately $5.7 million and $0.75 per share, respectively.

Note 9 - Lease Commitments

    The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At December 31, 1996, future minimum payments under noncancellable operating leases are as follows:

                      Year                     Amount
                      ----                     ------
                                               (in thousands)
                      1997                       $  739
                      1998                          511
                      1999                          482
                      2000                          482
                      2001                          482
                      Thereafter                    402
                                                 ------
                                                 $3,098
                                                 ======
    Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1.6 million, $2.1 million and $1.9 million, respectively.

    At December 31, 1996, the Company had letters of credit outstanding totaling approximately $132,000 to guarantee obligations under certain leases.

                                   HMG WORLDWIDE CORPORATION

Note 10 - Significant Clients

    Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                   1996     1995    1994
                                                   ----     ----    ----
        Sara Lee Corporation                        12%      24%     31%
        Procter & Gamble Co.                        17%      11%     15%
        Wal*Mart Stores, Inc.                       11%      13%
        Hallmark Cards, Inc.                                         11%


Note 11 - Foreign Operations

    HMGBV, headquartered in the Netherlands, entered into the European Marketing Agreement on October 1, 1995 with Turbo Screen B.V., a wholly-owned subsidiary of Tchai Holdings B.V. ("Tchai") of the Netherlands. Pursuant to the terms of the European Marketing Agreement, Tchai will provide the Company with production and product development support and employ four of HMGBV's then five employees. In addition, Tchai paid approximately $30,000 for certain equipment owned by HMGBV. The Company and Tchai have also agreed to supply one another with marketing leads. Commissions ranging from 2% to 10% of resulting sales will be paid to the party which supplies the successful introduction. Pursuant to European Marketing Agreement, the Company has earned commission of approximately $71,000 for the year ended December 31, 1996. The Company has not incurred any commission expense under this agreement to date.

    Financial information for HMGBV is as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1996     1995     1994
                                                 ----     ----     ----
                                                     (in thousands)

  Net revenues                                 $   90    $ 390   $2,331
                                               ======    =====   ======

  Operating income (loss)                     ($   99)  ($ 631)  $    4
                                                =====    =====   ======

  Identifiable assets                          $  102     $173   $1,130
                                               ======    =====   ======

    Effective December 31, 1996, the Company closed its HMGBV office and terminated its remaining employee. All future operations and services required by the Company's clients in Holland will be handled through Tchai pursuant to the terms of the European Marketing Agreement.

    In addition to the net revenues noted above, other subsidiaries of the Company have sales to various foreign countries, principally to customers in Europe and the Far East. For the years ended December 31, 1995 and 1994 the Company has included in its Consolidated Statements of Operations, net sales, exclusive of HMGBV revenues, of approximately $624,000 and $708,000, respectively, relating to the export of products to Europe and the Far East. The Company did not engage in any export sales for the year ended December 31, 1996.

                                   HMG WORLDWIDE CORPORATION

Note 12 - Restructuring Costs

    In December 1995, restructuring costs of $3.2 million were charged to operations which principally related to the implementation of a cost reduction program to be primarily implemented through consolidation and selective closures of the Company's offices and manufacturing facilities. These closures and consolidations are a direct result of (i) competitive conditions in the market place and the corresponding impact on the Company, (ii) budgetary restraints and/or reductions implemented by some of the Company's clients and (iii) the acquisition of and subsequent renovation of HMG Intermark's 140,000 square foot manufacturing facility in Reading, Pennsylvania. The restructuring consists of a series of planned actions including (i) a reduction in personnel, (ii) the closure and consolidation of plant facilities into the Company's Reading facility, (iii) the closure or reduction in offices in New York, Chicago and Detroit and (iv) the disposal of assets that are no longer required due to the elimination of selected programs or site consolidations.

    The restructuring costs are comprised principally of a $1.1 million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to the cost reduction program. The provision for the reduction of employees was approximately $600,000 which includes approximately 50 employees from all areas including manufacturing, development, sales, marketing and administration. Approximately $1.5 million was provided for the costs related to the closing and consolidation of production facilities and offices. The Company completed most of the consolidation by December 31, 1996 with the balance to be completed by June 30, 1997.

Note 13 - Related Party Transactions

    For the years ended December 31, 1996, 1995, and 1994, the Company incurred a total of approximately $200,000, $142,000 and $482,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.

Note 14 - Commitments and Contingent Liabilities

    The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

    In April 1984, HMG entered into an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended December 31, 1996, 1995, and 1994, approximately $234,000, $525,000, and $733,000, respectively, were charged to operations.

    The Company is potentially subject to significant concentrations of credit risk on its cash and short-term investments (cash equivalents) and accounts receivable. Short-term investments are in commercial paper of corporations with high credit ratings and securities of U.S. Government agencies and are held by one financial institution with a high credit standing. Receivables, which under normal trade terms are not secured, are from a large number of consumer products companies. The two customers with the largest balances account for approximately 28% of accounts receivable at December 31, 1996.

                                   HMG WORLDWIDE CORPORATION

Note 15 - Private Placement and Exercise of Options

    In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of common sock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000. Subsequent to December 31, 1996, the Company sold an additional
375,000 shares of common stock pursuant to the terms of the HMG Private Placement and derived net proceeds of approximately $375,000 as of March 19, 1997. The aggregate net proceeds received from the HMG Private Placement as of March 19, 1997 is $752,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

    Contemporaneous with the HMG Private Placement, in December 1996 the Company derived net proceeds of approximately $272,000 through the exercise of stock options for which the Company issued 184,572 shares.

    Pursuant to an agreement dated January 16, 1997, the Company agreed to engage an investment banker to act as a placement agent on a "best efforts" basis in a proposed private offering ("1997 Private Offering") of a minimum of 60 units and a maximum of 120 units at a price of $25,000 per unit aggregating a minimum gross proceeds of $1.5 million and a maximum of $3.0 million, within 120 days of the issuance of the 1997 Private Offering memorandum. Each unit will consist of 25,000 shares of the Company's common stock. The anticipated timing for the consummation of the 1997 Private Offering is during the second quarter 1997. Upon consummation of the 1997 Private Offering, management estimates that the net proceeds to be derived from this transaction will range from $1.2 million to $2.5 million and the Company would issue between 1.5 million and 3.0 million shares of common stock. All stock to be issued pursuant to the terms of the 1997 Private Placement will be restricted stock which will not be registered under the Securities Act and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

    In addition, upon consummation of the 1997 Private Offering, the Company will issue 10% of the aggregate number of shares of common stock sold in the form of five year warrants to the investment banker at an exercise price of $1.10 per share. Furthermore, as part of the 1997 Private Offering, the Company also agreed to engage its investment banker to provide consulting services and assist the Company in the pursuit of potential business acquisitions and combinations. Under the consulting provisions, the Company has agreed to (i) a one year, $4,000 per month consulting retainer, (ii) a finders fee associated with the successful closure of an acquisition, restructuring, joint venture or merger and (iii) the Company will issue an aggregate of 200,000 five year warrants to the investment banker of which 100,000 are exercisable at $2.00 per share and the remaining 100,000 are exercisable at $2.50 per share.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1996.

                                           PART III

Item 10. Directors and Executive Officers of the Registrant.

         The executive officers and directors of the Company are as follows:

                                                                     Associated
                                                                       with the
                                                                        Company
Name                           Age                   Offices Held         Since
----                           ---                   ------------        ------
Michael Wahl                   59             Chairman of the Board and    1984
                                              Chief Executive Officer

Andrew Wahl                    36             President and Director       1984

Robert V. Cuddihy, Jr.         37             Chief Operating Officer,     1987
                                              Chief Financial Officer
                                              and Director

L. Randy Riley                 45             Executive Vice President     1993
                                              and Director

Herbert F. Kozlov              44             Secretary and Director       1988

Lawrence J. Twill, Sr.         59             Director                     1987


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

     HERBERT F. KOZLOV has been a director of the Company since February 1988. From August 1989 until December 1995, Mr. Kozlov has also served as the chief executive officer of Electronic Voting Systems, Inc., a subsidiary of the Company. Effective October 1, 1993, Mr. Kozlov assumed the responsibilities of Corporate Secretary. Mr. Kozlov is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Mr. Kozlov has been a practicing attorney for more than ten years.

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

        Michael Wahl is the father of Andrew Wahl. There are no other family relationships among the Company's officers and directors.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that through December 31, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation

        Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1996, 1995 and 1994 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 1996.


                             Summary Compensation Table

                                                              Long-Term Compensation
                                                              ----------------------
                          Annual Compensation                Awards               Payouts
                          -------------------           ----------------          -------
                                           Other                Number of                     All
Name and                                   Annual    Restricted Securities       Long-Term    Other
Principal                                  Compen-   Stock      Underlying       Incentive    Compen-
Position           Year Salary     Bonus   sation(1) Awards     Options          Payouts      sation
---------          ---- ------     -----   --------- ------     ----------       ---------    ------

 Michael Wahl      1996 $250,000  $   -                          140,000
 Chief Executive   1995 $250,000  $100,000
 Officer           1994 $250,000  $100,000

Andrew Wahl        1996 $250,000  $    -                         140,000
 President         1995 $190,000  $ 76,500
                   1994 $190,000  $125,000

Robert V.
Cuddihy, Jr.       1996 $200,000  $    -                          70,000
 Chief Operating   1995 $150,000  $100,000
 Officer           1994 $150,000  $125,000
 Chief Financial
 Officer

L. Randy Riley     1996 $250,000  $ 70,000                       129,450
  Executive Vice   1995 $210,000  $   -
  President        1994 $210,000  $ 70,000

(1) Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.

      Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 1996 and prior years under the Company's 1986, 1991 1993 and 1994 Stock Option Plans.

                       Aggregated Option Exercises in Last Fiscal Year
                              and Fiscal Year End Option Values

                                   Number of Securities
             Number of             Underlying Unexercised  Value of Unexercised
             Shares                Options at              In-the-Money Options
             Acquired              December 31, 1996       at December 31, 1996
             on         Value                    Unexer-                Unexer-
Name         Exercise  Realized   Exercisable   cisable   Exercisable   cisable
----         --------  --------   -----------   -------   -----------   -------
Michael Wahl   184,572  $272,430    599,828                 $   -

Andrew Wahl                         516,750                 $21,199

Robert V.
 Cuddihy, Jr.                       223,850                 $14,981

L. Randy
 Riley                              223,850                 $   -

Employment Agreements

      Effective October 1, 1993, Michael Wahl became the Company's Chairman of the Board and Chief Executive Officer pursuant to a five year employment contract ("Wahl Employment Agreement") at a base salary of no less than $250,000 per year. He is also entitled to receive such bonuses as may be awarded to him from time to time by the Board in its sole discretion.

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

Board Compensation Committee Report on Executive Compensation

      Although the Company has a Compensation Committee, the Board as a whole rather than the Compensation Committee has set compensation for its executive officers for each of the past three years. Four of such directors received cash compensation as executive officers of the Company.

      Effective October 1, 1993, Michael Wahl, who had previously been the chief executive officer of HMG, became Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement (the "Wahl Employment Agreement"). In negotiating the Wahl Employment Agreement, the Board of Directors determined that Mr. Wahl should receive a base salary equal to that which he received under a five year employment agreement entered into in 1990 with HMG under the former owners. In order to induce Mr. Wahl to enter into such prior employment agreement, HMG had agreed to pay Mr. Wahl the additional sum of $1.0 million, of which $750,000 had been paid, with the balance payable to Mr. Wahl in two installments of $125,000 each due in 1994 and 1995, respectively. The Wahl Employment Agreement superseded Mr. Wahl's prior employment agreement with HMG and released HMG from its obligation to pay Mr. Wahl these two remaining $125,000 installments and provided for no new inducement payments. The Board of Directors granted Mr. Wahl options to acquire the Company's Common Stock in lieu of any such payments (the "Wahl Options").

      Compensation levels afforded to Andrew Wahl, Robert V. Cuddihy, Jr., L. Randy Riley and to the Company's other executive officers are based in substantial part upon a comparative evaluation by the Company's Board of Directors of each such person's functional responsibility and performance in that particular segment of the Company's operations for which each is responsible and, where discernable, the profitability of that segment.

    During 1996, the Board approved the payment of bonuses and the grant of stock options, to a number of employees, including executive officers. These bonuses and grant of options were approved after considering the significant transactions initiated and consummated by the executive officers on behalf of the Company during the past year. The Board noted that the Company's executive officers accomplishments included (i) renovated and expanded the Company's 140,000 square foot manufacturing facility in Reading, (ii) closed the first of two New Jersey manufacturing facilities in May 1996 and moved its operations to Reading, (iii) restructured the Company's New York and Chicago offices and closed the Company's satellite sales office in Detroit Michigan, (iv) entered into a one year lease agreement in September 1996 for a second facility in Reading, with an option to extend the lease for an additional 5 years or to exercise an option to purchase such facility for $1.2 million which is comprised of 72,500 square feet of manufacturing and warehousing space on approximately 5

                                              22
acres of property, (v) renovated and upgraded the Company's plastic injection molding division in Reading, including the purchase of additional injection molding equipment, in October and November 1996, (vi) consummated the Credit Agreement in November 1996 with a financial institution whereby the Company obtained a secured $11 million line revolving line of credit and term loan facility, (vii) extended the Company's $32.2 million supply contract with Foster Grant from seven to ten years expiring December 2005, continued the requirement of Foster Grant to purchase a minimum of 70% of its annual in-store merchandising display purchases from the Company and modified the minimum annual dollar purchases required in any one given year to be no less than $2.5 million per year, (viii) centralized a portion of the Company's purchasing operations in New York, New Jersey, Pennsylvania and Illinois to better utilize and leverage the Company's new consolidated plant operating capacity in Reading, (ix) closed the second New Jersey manufacturing facility in December 1996 and moved its operations to Reading, (x) closed, as of December 31, 1996, its European operations, HMGBV, and (xi) expanded its client base during 1996 to include new clients.

    March 1, 1997

                        Michael Wahl - Chairman   Herbert F. Kozlov
                        Andrew Wahl               Robert V. Cuddihy, Jr
                        L. Randy Riley            Lawrence J. Twill, Sr.

Performance Graph

    The following graph compares the yearly percentage change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.

                     1/1/92   12/31/92  12/31/93  12/31/94  12/31/95  12/31/96
                     ---------------------------------------------------------
HMG Worldwide        $100     $ 31      $346      $120      $106      $ 40

Nasdaq US            $100     $116      $134      $131      $185      $227

Nasdaq Non-Financial $100     $109      $126      $121      $169      $206

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

     Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1996 were approximately $200,000.

    Lawrence J. Twill, Sr., a director of the Company, is President of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information as of March 19, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:

Name and Address of                          Number of         Approximate
Beneficial Holder                            Shares(1)      Percentage of Class
-------------------                          ---------      -------------------
Michael Wahl                                1,262,875 (2)           13.9%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl                                   715,203 (3)            7.9%
475 Tenth Avenue
New York, NY 10018

Robert V. Cuddihy, Jr.                        350,308 (4)            4.0%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                             202,976 (5)            2.3%
529 Fifth Avenue
New York, NY  10017

L. Randy Riley                                332,583 (6)            3.8%
475 Tenth Avenue
New York, NY  10018

Lawrence J. Twill, Sr.                         91,150 (7)            1.1%
111 East 30th Street (16A)
New York, NY  10016

Gilmour 1994 Jersey Trust                     972,222 (8,9)         11.4%
7 Bond Street
St. Helier
Jersey, Channel Island

State of Wisconsin Investment Board           740,000                8.7%
P.O. Box 7842
Madison, WI  53707

Great Court Analysis LLC
5150 Overland Avenue
Culver City, CA 90230                         540,000               6.3%


All executive officers                      2,955,095 (10)         28.6%
and directors as a group
(6 persons)

(1) Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 19, 1997. Except as otherwise indicated, the persons named herein have sole voting and disposition power with respect to the shares beneficially owned.
(2)   Includes 599,828 shares issuable upon exercise of options.
(3)   Includes 516,750 shares issuable upon exercise of options.
(4)   Includes 223,850 shares issuable upon exercise of options.
(5)   Includes 185,100 shares issuable upon exercise of options.
(6)   Includes 223,850 shares issuable upon exercise of options.
(7)   Includes 80,400 shares issuable upon exercise of options.
(8) The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(9) Does not include 35,000 shares beneficially owned by David Harrison Gilmour, a primary beneficiary of the Trust, and 100,002 shares beneficially owned by Mr. Gilmour's spouse.
(10) Includes 1,829,778 shares issuable upon exercise of options owned by such executive officers and directors.


Item 13.   Certain Relationships and Related Transactions.

      In 1994, the Company advanced $250,000 to Robert V. Cuddihy, Jr., an officer and Director. Such amount is due to be repaid in one installment due January 31, 1998. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995 and 1996, Mr. Cuddihy made prepayments of $66,422 and $4,906 respectively, plus accrued interest. At December 31, 1996, the unpaid balance of such advance was $178,672.

      In 1995, the Company advanced $100,000 to Andrew Wahl, an officer and Director. Such amount is due to be repaid in one installment due January 1, 1998. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, Mr. Wahl made a prepayment of $25,000. At December 31, 1996, the unpaid principal balance of such advance was $75,000 and no interest was paid during 1996.

      Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1996 were approximately $200,000.

      Lawrence J. Twill, Sr., a director of the Company, is President of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

                                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a)  (1)  Financial  Statements.   See  Index  to  Consolidated   Financial
           Statements in Item 8 hereof.

      (2)  Financial Statement Schedules.
             Schedule II - Valuation and Qualifying Accounts and Reserves
      (3)  Exhibits

    Exhibit

     Number    Description of Exhibit
     ------    ----------------------
      3(a)Certificate of Incorporation, as amended (6)

       (b)By-laws(1)
     10(a)1986 Stock Option Plan(1)*
       (b)1991 Stock Option Plan(2)*
       (c)1993 Stock Option Plan(3)*
       (d)Agreement  between  Louis Adler  Realty  Company and  Registrant,
          dated   December  16,  1993,  for the lease of the 12th Floor at
          475 Tenth  Avenue,  New York, New York(4)
       (e)Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 8th Floor at 475 Tenth Avenue, New York, New York(4)
       (f)Purchase and Exchange Agreement, dated as of April 30, 1993, by and among Saatchi & Saatchi Company PLC, a corporation organized under the laws of England, Saatchi & Saatchi Marketing Services Group, Inc., a Delaware corporation, Saatchi & Saatchi Advertising B.V., a
          corporation  organized  under  the  laws  of  the  Netherlands,   and
          Registrant(3)
       (g)Supplement, dated as of August 20, 1993, to Purchase and Exchange Agreement dated as of April 30, 1993 by and among Saatchi & Saatchi Company PLC, a corporation organized under the laws of England,
          Saatchi  &  Saatchi  Marketing   Services  Group,  Inc.,  a  Delaware
          corporation, Saatchi & Saatchi Advertising B.V., a corporation organized under the laws of the Netherlands, and Registrant(3)
       (h)Employment Agreement, dated April 30, 1993, between Registrant, Marlboro Marketing, Inc., a New York corporation, and Michael Wahl(3)*
       (i)1994 Stock Option Plan  (5)*
       (j)Stock Purchase Agreement, dated as of September 30, 1995, between Benson Eyecare Corporation and Intermark Corp (6)
       (k)Display Purchase Agreement, dated as of September 30, 1995, between HMG Worldwide In-Store Marketing, Inc., and Foster Grant Group L.P. and Benson Eyecare Corporation (6)
       (l)Marketing Support and Equipment Sale Agreement, dated as of
          October 1, 1995, between Turbo Screen B.V., Tchai Holdings B.V.,
          HMG Europe B.V. and HMG Worldwide In-Store Marketing, Inc. (6)
       (m)Loan and Security Agreement between Congress Financial Corporation and Registrant dated November 22, 1996
     21   Subsidiaries of the Registrant (6)
     23   Consents of Friedman Alpren & Green LLP
     27   Financial Data Schedule

       (b) Registrant did not file any reports on Form 8-K during the last quarter of the period ended December 31, 1996.
                                              26

(1) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated November 25, 1986, and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated February 7, 1992, and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated September 7, 1993, and incorporated herein by reference.
(4) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-2 dated August 9, 1994 (File No. 33-44832) and incorporated herein by reference.
(5) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated October 21, 1994.
(6) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1995,and incorporated herein by reference

 *    Management contract or compensatory plan or arrangement

                                          SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HMG WORLDWIDE CORPORATION

    Date: March  28, 1997                      By:/s/Robert V. Cuddihy, Jr.
                                                  -------------------------
                                                    Robert V. Cuddihy, Jr.
                                                    Chief Operating Officer and
                                                    Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Michael Wahl
-----------------------    Chairman of the                     March  28, 1997
Michael Wahl               Board and Chief
                           Executive Officer

/s/Andrew Wahl
-----------------------    President and                       March  28, 1997
Andrew Wahl                Director

/s/Robert V. Cuddihy, Jr.
------------------------  Chief Operating                      March  28, 1997
Robert V. Cuddihy, Jr.    Officer, Chief
                          Financial Officer
                          and Director

/s/L. Randy Riley
------------------------  Executive Vice                       March  28, 1997
L. Randy Riley            President


/s/Herbert F. Kozlov      Director                             March  28, 1997
------------------------
Herbert F. Kozlov

/s/Lawrence J. Twill, Sr. Director                             March 28, 1997
------------------------
Lawrence J. Twill, Sr.






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

                                              A-1

                    INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this FORM 10-K, and have issued our report thereon dated March 20, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                FRIEDMAN ALPREN & GREEN LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 20, 1997



                          HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (in thousands)


                                               Additions/
                                               Deductions
                                 Balance at    Charged to       Charged to                   Balance
                                 Beginning     Costs and        Other                        at End
                                 of Period     Expenses         Accounts      Deductions(a)  of Period
                                 ----------    ----------       ----------    -------------  ---------

Year ended December 31, 1996:

   Allowance for doubtful accounts $ 596       $  64           $ -            ($ 83)          $ 577
                                   =====       =====           =====           ====           =====

Year ended December 31, 1995:

  Allowance for doubtful accounts  $ 773      ($  47)          $ -            ($130)          $ 596
                                   =====       =====           =====           ====           =====

Year ended December 31, 1994:

  Allowance for doubtful accounts  $ 518      $  265           $ -            ($ 10)          $ 773
                                   =====      ======           =====           ====           -----





(a) Specified write-off of accounts receivable.

                                        Exhibit 10(m)

                                  Loan and Security Agreement

                                         by and among

                                CONGRESS FINANCIAL CORPORATION

                                           as Lender

                                              and

                                  HMG WORLDWIDE CORPORATION,
                            HMG WORLDWIDE IN-STORE MARKETING, INC.,

                         HMG/INTERMARK WORLDWIDE MANUFACTURING, INC.,

                                              and

                                        INTERMARK CORP.

                                         as Borrowers

                                   Dated:  November 22, 1996

                                  TABLE OF CONTENTS
                                  -----------------
                                                                   Page

SECTION 1.     DEFINITIONS..........................................-1-

SECTION 2.     CREDIT FACILITIES...................................-13-
               -----------------
       2.1     Revolving Loans.....................................-13-
               ---------------
       2.2     Letter of Credit Accommodations.....................-15-
               -------------------------------
       2.3     Initial Term Loans..................................-17-
               ------------------
               ....................................................-18-
       2.4  Additional Real Property Term Loan.....................-18-

SECTION 3.     INTEREST AND FEES...................................-21-
               -----------------
       3.1     Interest............................................-21-
               --------
       3.2     Closing Fee.........................................-22-
               -----------
       3.3     Servicing Fee.......................................-22-
               -------------
       3.4     Unused Line Fee.....................................-22-
               ---------------

SECTION 4.     CONDITIONS PRECEDENT................................-23-

       4.1     Conditions Precedent to Initial Loans and Letter of
               Credit Accommodations...............................-23-

       4.2     Conditions Precedent to All Loans and Letter of
               Credit Accommodations...............................-25-

SECTION 5.     GRANT OF SECURITY INTEREST..........................-25-
       5.1     Collateral..........................................-25-
       5.2     Senior Real Property Lien...........................-27-

SECTION 6.     COLLECTION AND ADMINISTRATION.......................-27-
               -----------------------------
       6.1     Borrowers' Loan Accounts............................-27-
               ------------------------
       6.2     Statements..........................................-27-
               ----------
       6.3     Collection of Accounts..............................-28-
               ----------------------
       6.4     Payments............................................-29-
               --------
       6.5     Authorization to Make Loans.........................-30-
               ---------------------------
       6.6     Use of Proceeds.....................................-30-
               ---------------
       6.7     Appointment of HMG Worldwide as Agent for
               Borrowers...........................................-30-

SECTION 7.     COLLATERAL REPORTING AND COVENANTS..................-31-
               ----------------------------------
       7.1     Collateral Reporting................................-31-
               --------------------
       7.2     Accounts Covenants..................................-31-
               ------------------
       7.3     Inventory Covenants.................................-33-
               -------------------
       7.4     Equipment Covenants.................................-34-
               -------------------
       7.5     Power of Attorney...................................-35-
               -----------------
       7.6     Right to Cure.......................................-35-
               -------------
       7.7     Access to Premises..................................-36-
               ------------------

SECTION 8.     REPRESENTATIONS AND WARRANTIES......................-36-

       8.1     Corporate Existence, Power and Authority;
               Subsidiaries........................................-36-
               ------------
       8.2     Financial Statements; No Material Adverse Change....-37-
               ------------------------------------------------
       8.3     Chief Executive Office; Collateral Locations........-37-
               --------------------------------------------
       8.4     Priority of Liens; Title to Properties..............-37-
               --------------------------------------
       8.5     Tax Returns.........................................-37-
               -----------
       8.6     Litigation..........................................-38-
               ----------
       8.7     Compliance with Other Agreements and Applicable
               -----------------------------------------------
               Laws................................................-38-
               ----
                                             (i)

       8.8     Bank Accounts.......................................-38-
               -------------
       8.9     Environmental Compliance............................-38-
               ------------------------
       8.10    Employee Benefits...................................-39-
               -----------------
       8.11    Accuracy and Completeness of Information............-40-
               ----------------------------------------
       8.12    Interrelated Business...............................-40-
               ---------------------
       8.13    Survival of Warranties; Cumulative..................-41-
               ----------------------------------

SECTION 9.     AFFIRMATIVE AND NEGATIVE COVENANTS..................-41-
               ----------------------------------
       9.1     Maintenance of Existence............................-41-
               ------------------------
       9.2     New Collateral Locations............................-41-
               ------------------------
       9.3     Compliance with Laws, Regulations, Etc..............-42-
               ---------------------------------------
       9.4     Payment of Taxes and Claims.........................-43-
               ---------------------------
       9.5     Insurance...........................................-43-
               ---------
       9.6     Financial Statements and Other Information..........-44-
               ------------------------------------------
       9.7     Sale of Assets, Consolidation, Merger, Dissolution,
               ---------------------------------------------------
               Etc.................................................-46-
               ----
       9.8     Encumbrances........................................-46-
               ------------
       9.9     Indebtedness........................................-47-
               ------------
       9.10    Loans, Investments, Guarantees, Etc.................-51-
               ------------------------------------
       9.11    Dividends and Redemptions...........................-52-
               -------------------------
       9.12    Transactions with Affiliates........................-52-
               ----------------------------
       9.13    Custodial Account; Additional Bank Accounts.........-53-
               -------------------------------------------
       9.14    Compliance with ERISA...............................-53-
               ---------------------
       9.15    Tangible Net Worth..................................-54-
               ------------------
       9.16    Costs and Expenses..................................-54-
               ------------------
       9.17    Further Assurances..................................-55-
               ------------------

SECTION 10.           EVENTS OF DEFAULT AND REMEDIES...............-55-
                      ------------------------------
       10.1    Events of Default...................................-55-
               -----------------
       10.2    Remedies............................................-57-
               --------
       10.3    CONFESSION OF JUDGMENT AND WAIVERS..................-59-
               ----------------------------------

SECTION 11.           JURY TRIAL WAIVER; OTHER WAIVERS
                      AND CONSENTS; GOVERNING LAW     .............-60-
                      --------------------------------
       11.1    Governing Law; Choice of Forum; Service of Process;
               --------------------------------------------------
               Jury Trial Waiver...................................-60-
               -----------------
       11.2    Waiver of Notices...................................-61-
               -----------------
       11.3    Amendments and Waivers..............................-61-
               ----------------------
       11.4    Waiver of Counterclaims.............................-62-
               -----------------------
       11.5    Indemnification.....................................-62-
               ---------------

SECTION 12.           TERM OF AGREEMENT; MISCELLANEOUS.............-62-
                      --------------------------------
       12.1    Term................................................-62-
               ----
       12.2    Notices.............................................-64-
               -------
       12.3    Partial Invalidity..................................-64-
               ------------------
       12.4    Successors..........................................-65-
               ----------
       12.5    Entire Agreement....................................-65-
               ----------------


                                             (ii)

                                           INDEX TO

                                    EXHIBITS AND SCHEDULES

               Exhibit A                    Information Certificate

               Exhibit B                    Form of Additional Real Property
                                            Term Loan Note

               Exhibit C                    Description of Easement to be
                                            granted in favor of Albright College

               Schedule 1.11(o)             Certain Account Debtor
                                            Concentrations

               Schedule 8.4                 Existing Liens

               Schedule 8.8                 Bank Accounts

               Schedule 8.9                 Environmental Matters

               Schedule 8.10                Employee Benefit Plans

               Schedule 9.9                 Existing Indebtedness

               Schedule 9.10                Existing Loans, Advances and
                                            Guarantees

                                            (iii)

                                  LOAN AND SECURITY AGREEMENT

       This Loan and Security Agreement dated November 22, 1996 is entered into by and among Congress Financial Corporation, a California corporation ("Lender") and HMG Worldwide Corporation, a Delaware corporation ("HMG Worldwide"), HMG Worldwide In-Store Marketing, Inc., a New York corporation ("HMG In-Store"), HMG/Intermark Worldwide Manufacturing, Inc., a Delaware corporation ("HMG Manufacturing") and Intermark Corp., a New York corporation ("Intermark"; and together with HMG Worldwide, HMG In-Store and HMG Manufacturing, individually referred to as a "Borrower" and collectively, as "Borrowers").

                                     W I T N E S S E T H:

       WHEREAS,   Borrowers  have  requested  that  Lender  enter  into  certain financing arrangements with Borrowers pursuant to which Lender may make loans and provide other financial accommodations to Borrowers; and

       WHEREAS, Lender is willing to make such loans and provide such financial accommodations on the terms and conditions set forth herein;

       NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

SECTION

1.     DEFINITIONS

       All terms used herein which are defined in Article 1 or Article 9 of the Uniform Commercial Code shall have the meanings given therein unless otherwise defined in this Agreement. All references to the plural herein shall also mean the singular and to the singular shall also mean the plural unless the context otherwise requires. All references to Borrowers shall, unless the context otherwise expressly provides, mean any Borrower and all Borrowers, individually and collectively, jointly and severally. All references to Borrower and Lender pursuant to the definitions set forth in the recitals hereto, or to any other person herein, shall include their respective successors and assigns. The words "hereof", "herein", "hereunder", "this Agreement" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement and as this Agreement now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced. The word "including" when used in this Agreement shall mean "including, without limitation". An Event of Default shall exist or continue or be continuing until such Event of Default is waived in accordance with Section
11.3 or is cured in a manner satisfactory to Lender. Any accounting term used herein unless otherwise defined in this Agreement shall have the meanings customarily given to such term in accordance with GAAP. For purposes of this Agreement, the following terms shall have the respective meanings given to them below:

       1.1 "Accounts" shall mean, as to each Borrower, all present and future rights of such Borrower to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not earned by performance.

       1.2 "Additional Real Property Term Loan" shall mean the term loan made by Lender to HMG Manufacturing after the date hereof as provided in Section 2.4 hereof.

       1.3 "Availability Reserves" shall mean, as of any date of determination, such amounts as Lender may from time to time establish and revise in good faith reducing the amount of Revolving Loans and Letter of Credit Accommodations that would otherwise be available to Borrowers under the lending formula(s) provided for herein: (a) to reflect events, conditions, contingencies or risks that, as determined by Lender in good faith, do or may adversely affect either (i) the Collateral or any other property which is security for the Obligations or its value, (ii) the assets, business or prospects of any Borrower or any Obligor or
(iii) the security interests and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof) or (b) to reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of any Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect or (c) to reflect outstanding Letter of Credit Accommodations as provided in
Section 2.2 hereof or (d) in respect of any state of facts which Lender determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default.

       1.4     "Blocked Accounts" shall have the meaning set forth in
Section 6.3 hereof.

       1.5 "Cash Equivalents" shall mean cash and other investments consisting of the following: (a) direct obligations of the United States of America or any agency thereof, or obligations guaranteed by the United States of America or any agency thereof, in each case having a maturity not beyond ninety (90) days, (b) time deposit accounts, certificates of deposit and money market deposits, in each case having maturity not beyond ninety (90) days, issued by a bank or trust company which is organized under the laws of the United States of America or any state thereof whose debt is rated "A" (or such similar rating) or higher by at least one nationally recognized statistical rating organization (as defined in Rule 436 under the Securities Act of 1933, as amended), (c) commercial paper with a rating of "P-1" (or higher) according to Moody's Investors Service, Inc. or "A-1" (or higher) according to Standard and Poor's Corporation having a maturity not beyond ninety (90) days, and (d) money market funds sponsored by any registered broker dealer or mutual fund distributor, which invests only in one or more of the securities referred to in clauses (a), (b) or (c) above.

       1.6 "Code" shall mean the Internal Revenue Code of 1986, as the same now exists or may from time to time hereafter be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

       1.7     "Collateral" shall have the meaning set forth in Section
5 hereof.

       1.8 "Custodial Account" shall mean account no. 09923-00-J in the name of HMG Worldwide at the Custodian Bank, or such other account at the Custodian Bank as Lender shall approve in writing.

       1.9 "Custodial Account Agreement" shall mean, as to HMG Worldwide, an agreement among such Borrower, Lender and the Custodian Bank, pursuant to which the Custodian Bank (i) acknowledges Lender's first priority security interest in and lien upon the Cash Equivalents and other property now or hereafter held in or credited to the Custodial Account and the proceeds thereof, (ii) accepts the appointment as bailee or third party in possession for Lender for purposes of the applicable regulations of the United States Department of the Treasury and as bailee and financial intermediary for Lender for purposes of the Uniform Commercial Code or applicable law, and; (iii) agrees to follow instructions not to, without Lender's prior written instructions, take any action to encumber or transfer any interest in any Cash Equivalents or other property held in or credited to the Custodial Account or the proceeds thereof, or any interest therein and to follow only Lender's written instructions regarding the sale or other disposition of the Cash Equivalents or other property held in or credited to the Custodial Account, except for such Borrower's direction of investment or reinvestment of the Cash Equivalents and any proceeds thereof into different Cash Equivalents.

       1.10 "Custodian Bank" shall mean CoreStates Bank, N.A., of Philadelphia, Pennsylvania, and its successors and assigns.

       1.11 "Eligible Accounts" shall mean, as to each Borrower, Accounts created by such Borrower which are and continue to be acceptable to Lender based on the criteria set forth below. In general, Accounts of a Borrower shall be Eligible Accounts if:

               (a) such Accounts arise from the actual and bona fide sale and shipment of goods (other than bill and hold invoices satisfying the exception set forth in Section 1.11(f) below), or delivery of goods if delivery is required under the terms of the sale, by such Borrower in the ordinary course of its business which transactions are completed in accordance with the terms and provisions contained in any documents related thereto;

               (b) such Accounts are not unpaid more than ninety (90) days after the date of the original invoice for them;

               (c) such Accounts comply with the terms and conditions contained in Section 7.2(c) of this Agreement;

               (d) such Accounts do not arise from sales on consign ment, guaranteed sale, sale and return, sale on approval, or other terms under which payment by the account debtor may be conditional or contingent;

               (e) the chief executive office of the account debtor with respect to such Accounts is located in the United States of America, or, at Lender's option, if such Accounts are payable in the United States of America and in United States dollars and either: (i) the account debtor has delivered to such Borrower an irrevocable letter of credit issued or confirmed by a bank satisfactory to Lender and sufficient to cover such Account, in form and substance satisfactory to Lender and, if required by Lender, the original of such letter of credit has been delivered to Lender or Lender's agent and the issuer thereof notified of the assignment of the proceeds of such letter of credit to Lender, or (ii) such Account is subject to credit insurance payable to Lender issued by an insurer and on terms and in an amount acceptable to Lender, or (iii) such Account is otherwise acceptable in all respects to Lender (subject to such lending formula with respect thereto as Lender may determine); provided, that, notwithstanding the foregoing, foreign Accounts payable in the United States of America in United States dollars by Canadian account debtors shall be treated as domestic Accounts if all perfection steps deemed necessary or appropriate by Lender have been taken with respect to such foreign Accounts of such Borrower in the province where the account debtor is located and Availability Reserves are established by Lender to cover any potential liens or claims against such Accounts entitled to preference or priority over Lender's interests therein under Canadian Federal or provincial law;

               (f) such Accounts do not consist of progress billings, bill and hold invoices or retainage invoices, except as to bill and hold invoices, if Lender shall have received an agreement in writing from the account debtor, in form and substance satisfactory to Lender, confirming the unconditional obligation of the account debtor to take the goods related thereto and pay such invoice;

               (g) the account debtor with respect to such Accounts has not asserted a counterclaim, defense or dispute and does not have, and does not engage in transactions which may give rise to, any right of setoff against such Accounts (but the portion of the Accounts of such account debtor in excess of the amount at any time and from time to time owed by Borrowers to such account debtor or claimed owed by such account debtor may be deemed Eligible Accounts);

               (h) there are no facts, events or occurrences which would impair the validity, enforceability or collectability of such Accounts or reduce the amount payable or delay payment thereunder;

               (i) such Accounts are subject to the first priority, valid and perfected security interest of Lender and any goods giving rise thereto are not, and were not at the time of the sale thereof, subject to any liens except those permitted in this Agreement;

               (j) neither the account debtor nor any officer or employee of the account debtor with respect to such Accounts is an officer, employee or agent of or affiliated with Borrowers directly or indirectly by virtue of family membership, ownership, control, management or otherwise;

               (k) the account debtors with respect to such Accounts are not any foreign government, the United States of America, any State, political subdivision, department, agency or instrumentality thereof, unless, if the account debtor is the United States of America, any State, political subdivision, department, agency or instrumentality thereof, upon Lender's request, the Federal Assignment of Claims Act of 1940, as amended or any similar State or local law, if applicable, has been complied with in a manner satisfactory to Lender;

               (l) there are no proceedings or actions which are threatened or pending against the account debtors with respect to such Accounts which might result in any material adverse change in any such account debtor's financial condition;

               (m) such Accounts are not subject to any arrangement between the account debtor invoiced on such Account and another person, whereby such other person does or is claimed to have an obligation to such invoiced account debtor to pay the Account or reimburse the invoiced account debtor, in whole or in part;

               (n) such Accounts do not include amounts due from an account debtor for services rendered in excess of $250,000 in the aggregate at any one time outstanding for all such Eligible Accounts of all Borrowers on a combined basis (but the portion of the Accounts arising from the sale of Inventory may be deemed Eligible Accounts);

               (o) such Accounts of a single account debtor or its affiliates do not constitute more than twenty-five (25%) percent of all otherwise Eligible Accounts of Borrowers or, in Lender's discretion, exercised in good faith, thirty-five (35%) percent of all otherwise Eligible Accounts of Borrowers in the case of any of the account debtors listed on Schedule 1.11(o) hereof or its affiliates (but the portion of the Accounts owed by such account debtor not in excess of such percentage may be deemed Eligible Accounts);

               (p) such Accounts are not owed by an account debtor who has Accounts unpaid more than ninety (90) days (or, in the case of such Accounts owed by L'eggs Products, Inc., more than one hundred twenty (120) days), after the date of the original invoice for them which constitute (i) more than fifty (50%) percent of the total Accounts owed to Borrowers by such account debtor, or
(ii) in the case of any of the account debtors listed on Schedule 1.11(o) hereto ("Scheduled Account Debtors") during any time when the Eligible Accounts of all Borrowers owed by such Scheduled Account Debtor exceeds twenty-five (25%) percent of all otherwise Eligible Accounts of all Borrowers, more than thirty-three (33%) percent of the total Accounts owed to all Borrowers by such Scheduled Account Debtor;

               (q) such Accounts are owed by account debtors whose total indebtedness to Borrowers does not exceed the credit limit with respect to such account debtors as determined in good faith by

Lender from time to time (but the portion of the Accounts not in excess of such credit limit may be deemed Eligible Accounts); and

               (r) such Accounts are owed by account debtors deemed creditworthy at all times by Lender, as determined by Lender in good faith.

General criteria for Eligible Accounts may be established and revised from time to time by Lender in good faith. Any Accounts which are not Eligible Accounts shall nevertheless be part of the Collateral.

       1.12 "Eligible Additional Real Property" shall mean Real Property located in the Commonwealth of Pennsylvania that is purchased for all cash by HMG Manufacturing from a non-affiliated party after the date hereof, suitable and intended to be used by such Borrower in such Borrower's manufacturing operations and as to which good and marketable title has passed to such Borrower.

       1.13 "Eligible Cash Equivalents" shall mean, as to HMG Worldwide, Cash Equivalents owned by HMG Worldwide that are and continue to be acceptable to Lender in good faith based on the following criteria:

               (a)  such Cash Equivalents are held in the Custodial Account;

               (b) such Cash Equivalents are subject to the first priority, valid and perfected security interest of Lender;

               (c)  Lender   shall  have   received,   in  form  and   substance
satisfactory to Lender, and there shall remain in full force and effect a Custodial Account Agreement.

       1.14 "Eligible Inventory" shall mean, as to each Borrower, Inventory of such Borrower consisting of finished goods held for resale in the ordinary course of the business of such Borrower supported by a valid, signed and confirmed purchase order for such Inventory, and which Inventory is acceptable to Lender based on the criteria set forth below. In general, Eligible Inventory shall not include (a) finished goods other than finished point-of-purchase merchandising display systems, (b) raw materials, (c) work-in-process; (d) components which are not part of finished goods; (e) spare parts for equipment;
(f) packaging and shipping materials; (g) supplies used or consumed in such Borrower's business; (h) Inventory at premises other than those owned and controlled by a Borrower, except if Lender shall have received an agreement in writing from the person in possession of such Inventory and/or the owner or operator of such premises in form and substance satisfactory to Lender acknowledging Lender's first priority security interest in the Inventory, waiving security interests and claims by such person against the Inventory and permitting Lender access to, and the right to remain on, the premises so as to exercise Lender's rights and remedies and otherwise deal with the Collateral;
(i) Inventory subject to a security interest or lien in favor of any person other than Lender, except those (if any) permitted in this Agreement; (j) bill and hold goods; (k) unserviceable, obsolete or slow moving Inventory (which includes, without  limitation,  finished  goods that have  remained  on hand more than one hundred twenty (120) days following their acquisition or production by Borrowers, whether or not such Inventory is subject to a subsisting purchase order); (l) Inventory which is not subject to the first priority, valid and perfected security interest of Lender; (m) returned, damaged and/or defective Inventory; and (n) Inventory purchased or sold on consignment. General criteria for Eligible Inventory may be established and revised from time to time by Lender in good faith. Any Inventory which is not Eligible Inventory shall nevertheless be part of the Collateral.

       1.15 "Environmental Laws" shall mean all federal, state, district, local and foreign laws, rules, regulations, ordinances, and consent decrees relating to health, safety, hazardous substances, pollution and environmental matters, as now or at any time hereafter in effect, applicable to any Borrower's business and facilities (whether or not owned by it), including laws relating to emissions, discharges, releases or threatened releases of pollutants, contamination, chemicals, or hazardous, toxic or dangerous substances, materials or wastes into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the generation, manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals, or hazardous, toxic or dangerous substances, materials or wastes.

       1.16 "Equipment" shall mean, as to each Borrower, all of such Borrower's now owned and hereafter acquired equipment, machinery, computers and computer hardware and software (whether owned or licensed), vehicles, tools, furniture, fixtures, all attachments, accessions and property now or hereafter affixed thereto or used in connection therewith, and substitutions and replacements thereof, wherever located.

       1.17 "ERISA" shall mean the United States Employee Retirement Income Security Act of 1974, as the same now exists or may hereafter from time to time be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

       1.18 "ERISA Affiliate" shall mean any person required to be aggregated with Borrower or any of its Subsidiaries under Sections 414(b), 414(c), 414(m) or 414(o) of the Code.

       1.19 "Event of Default" shall mean the occurrence or existence of any event or condition described in Section 10.1 hereof.

       1.20 "Excess Availability" shall mean the amount, as determined by Lender, calculated at any time, equal to:

               (a) the lesser of: (i) the aggregate amount of the Revolving Loans available to Borrowers as of such time based on the applicable lending formulas set forth in Section 2.1(a) hereof, as determined by Lender, and subject to the sublimits and Availability Reserves from time to time established by Lender hereunder, and (ii) the Maximum Credit, less the then outstanding principal amount of the Term Loans, minus

               (b) the sum of: (i) the amount of all then outstanding and unpaid Obligations (but not including for this purpose the then outstanding principal amount of the Term Loans), plus (ii) the aggregate amount of all then outstanding and unpaid trade payables of Borrowers which are past due as of such time.

       1.21 "Financing Agreements" shall mean, collectively, this Agreement and all notes, guarantees, mortgages, security agreements and other agreements, documents and instruments now or at any time hereafter executed and/or delivered by any Borrower or any Obligor in connection with this Agreement, as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

       1.22 "GAAP" shall mean generally accepted accounting principles in the United States of America as in effect from time to time as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the Financial Accounting Standards Boards which are applicable to the circumstances as of the date of determination consistently applied, except that, for purposes of Section 9.15 hereof, GAAP shall be determined on the basis of such principles in effect on the date hereof and consistent with those used in the preparation of the audited financial statements delivered to Lender prior to the date hereof.

       1.23 "Hazardous Materials" shall mean any hazardous, toxic or dangerous substances, materials and wastes, including, without limitation, hydrocarbons (including naturally occurring or man-made petroleum and hydrocarbons), flammable explosives, asbestos, urea formaldehyde insulation, radioactive materials, biological substances, polychlorinated biphenyls, pesticides, herbicides and any other kind and/or type of pollutants or contaminants (including, without limitation, materials which include hazardous constituents), sewage, sludge, industrial slag, solvents and/or any other similar substances, materials, or wastes and including any other substances, materials or wastes that are or become regulated under any Environmental Law (including, without limitation any that are or become classified as hazardous or toxic under any Environmental Law).

       1.24 "Information Certificate" shall mean the Information Certificate(s) of Borrowers constituting Exhibit A hereto containing material information with respect to Borrowers, their business and assets provided by or on behalf of Borrowers to Lender in connection with the preparation of this Agreement and the other Financing Agreements and the financing arrangements provided for herein.

       1.25 "Initial Term Loans" shall mean the term loans made by Lender to HMG In-Store and HMG Manufacturing as provided for in Section 2.3 hereof.

       1.26 "Inventory" shall mean, as to each Borrower, all of such Borrower's now owned and hereafter existing or acquired raw materials, work in process, finished goods and all other inventory of whatsoever kind or nature, wherever located.

       1.27 "Letter of Credit Accommodations" shall mean the letters of credit, merchandise purchase or other guaranties which are from time to time either (a) issued or opened by Lender for the account of any Borrower or any Obligor or (b) with respect to which Lender has agreed to indemnify the issuer or guaranteed to the issuer the performance by a Borrower of its obligations to such issuer.

       1.28    "Loans" shall mean the Revolving Loans and the Term Loans.

       1.29 "Market Value" shall mean, with respect to Cash Equivalents or other property held in or credited to the Custodial Account, the amount which could be realized upon the immediate sale of such Cash Equivalents or other property, net of all commissions and expenses that would be payable in connection with such sale, as determined by Lender based on information supplied from time to time at Lender's request by the Custodian Bank or other source deemed reliable by Lender in good faith.

       1.30    "Maximum Credit" shall mean the amount of $12,000,000.

       1.31 "Mortgages" shall mean any mortgage, deed of trust, deed to secure debt or other instrument now or hereafter granting a lien in favor of Lender upon any Real Property of a Borrower, including, without limitation, the Open-End Mortgage and Security Agreement, dated of even date herewith, by HMG Manufacturing in favor of Lender with respect to the Real Property and related assets of HMG Manufacturing located at 234 South 8th Street, Reading,
Pennsylvania, as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

       1.32 "Net Amount of Eligible Accounts" shall mean the gross amount of Eligible Accounts less (a) sales, excise or similar taxes included in the amount thereof and (b) returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed with respect thereto.

       1.33 "Net Income" shall mean as to any Person, with respect to any period, the net income (loss) of such Person for such period (excluding to the extent included therein any extraordinary gains) after deducting all charges which should be deducted before arriving at the net income (loss) for such period, all in accordance with GAAP and after deducting the Provision for Taxes for such period. For the purposes of this definition, (a) net income excludes any gain (but not loss) together with any related Provision for Taxes for such gain (but not loss) realized upon the sale or other disposition of any assets that are not sold in the ordinary course of business (including, without limitation, dispositions pursuant to sale and leaseback transactions) or of any capital stock of such Person or a subsidiary of such Person and any net income realized as a result of changes in accounting principles or the application thereof to such Person, and (b) the term "Provision for Taxes" shall mean an amount equal to all taxes imposed on or measured by net income, whether federal, state or local, and whether foreign or domestic, that are paid or payable by any Person in respect of any period in accordance with GAAP.

       1.34 "Obligations" shall mean any and all Revolving Loans, the Term Loans, Letter of Credit Accommodations and all other obligations, liabilities and indebtedness of every kind, nature and description owing by any or all Borrowers to Lender and/or its affiliates, including principal, interest, charges, fees, costs and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, whether arising under this Agreement or otherwise, whether now existing or hereafter arising, whether arising before, during or after the initial or any renewal term of this Agreement or after the commencement of any case with respect to any or all Borrowers under the United States Bankruptcy Code or any similar statute (including the payment of interest and other amounts which would accrue and become due but for the commencement of such case, whether or not such amounts are allowed or allowable in whole or in part in such case), whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured, and however acquired by Lender.

       1.35 "Obligor" shall mean any guarantor, endorser, acceptor, surety or other person liable on or with respect to the Obligations or who is the owner of any property which is security for the Obligations, other than a Borrower.

       1.36 "Payment Account" shall have the meaning set forth in Section 6.3 hereof.

       1.37 "Person" or "person" shall mean any individual, sole proprietorship, partnership, corporation (including any corporation which elects subchapter S status under the Code, limited liability company, limited liability partnership, business trust, unincorporated association, joint stock corporation, trust, joint venture or other entity or any government or any agency or instrumentality or political subdivision thereof.

       1.38 "PIDA" shall have the meaning set forth in Section 2.4 (c) (x) hereof.

       1.39 "PIDA Loans" shall have the meaning set forth in Section 2.4(c)(x) hereof.

       1.40 "Prime Rate" shall mean the rate from time to time publicly announced by CoreStates Bank, N.A., or its successors, at its office in Philadelphia, Pennsylvania, as its prime rate, whether or not such announced rate is the best rate available at such bank.

       1.41 "Real Property" shall mean, as to each Borrower, all now owned and hereafter acquired real property of such Borrower, including leasehold interests, together with all buildings, structures, and other improvements located thereon and all licenses, easements and appurtenances relating thereto, wherever located, including, without limitation, the real property and related assets more particularly described in the Mortgages.

       1.42 "Records" shall mean, as to each Borrower, all of such Borrower's present and future books of account of every kind or nature, purchase and sale agreements, invoices, ledger cards, bills of lading and other shipping evidence, statements, correspondence, memoranda, credit files and other data relating to the Collateral or any account debtor, together with the tapes, disks, diskettes and other data and software storage media and devices, file cabinets or containers in or on which the foregoing are stored (including any rights of such Borrower with respect to the foregoing maintained with or by any other person).

       1.43 "Revolving Loans" shall mean the loans now or hereafter made by Lender to or for the benefit of Borrowers on a revolving basis (involving advances, repayments and readvances) as set forth in Section 2.1 hereof.

       1.44 "Tangible Net Worth" shall mean as to any Person, at any time, in accordance with GAAP (except as otherwise specifically set forth below), on a consolidated basis for such Person and its subsidiaries (if any), the amount equal to the difference between: (i) the aggregate net book value of all assets of such Person and its subsidiaries, calculating the book value of inventory for this purpose on a first-in-first-out basis, after excluding prepaid items, good will and other intangible assets and after deducting from such book values all appropriate reserves in accordance with GAAP (including all reserves for doubtful receivables, obsolescence, depreciation and amortization) and (ii) the aggregate amount of the indebtedness and other liabilities of such Person and its subsidiaries (including tax and other proper accruals).

       1.45 "Term Loans" shall mean, individually and collectively, the Initial Term Loans and the Additional Real Property Term Loan.

       1.46 "Value" shall mean, as determined by Lender in good faith, with respect to Inventory, the lower of (a) cost computed on a first-in-first-out basis in accordance with GAAP or (b) market value.

SECTION 2.     CREDIT FACILITIES

       2.1     Revolving Loans.

               (a) Subject to and upon the terms and conditions contained herein, Lender agrees to make Revolving Loans to each Borrower from time to time in amounts requested by such Borrower up to the amount equal to the sum of:

                      (i) in the case of HMG Worldwide, one hundred (100%) percent of the Market Value of the Eligible Cash Equivalents of HMG Worldwide;

                      (ii)    eighty-five (85%) percent of the Net
               Amount of Eligible Accounts of such Borrower, plus

                   (iii) sixty (60%) percent of the Value of Eligible  Inventory of such Borrower, subject to a sublimit of $750,000 in the aggregate for all Borrowers, less

                      (iv)    any Availability Reserves.

               (b) Lender may, in its discretion, from time to time, upon not less than five (5) days prior notice to HMG Worldwide, (i) reduce the lending formula with respect to Eligible Accounts to the extent that Lender determines in good faith that: (A) the dilution with respect to the Accounts for any period (based on the ratio of (1) the aggregate amount of reductions in Accounts other than as a result of payments in cash to (2) the aggregate amount of total sales) has increased in any material respect or may be reasonably anticipated to increase in any material respect above historical levels, or (B) the general creditworthiness of account debtors has declined or (ii) reduce the lending formula(s) with respect to Eligible Inventory to the extent that Lender determines that: (A) the number of days of the turnover of the Inventory for any period has changed in any material respect or (B) the liquidation value of the Eligible Inventory, or any category thereof, has decreased, or (C) the nature and quality of the Inventory has deteriorated. In determining whether to reduce the lending formula(s), Lender may consider events, conditions, contingencies or risks which are also considered in determining Eligible Accounts, Eligible Inventory or in establishing Availability Reserves.

               (c) Except in Lender's discretion, the aggregate amount of the Loans and the Letter of Credit Accommodations outstanding at any time shall not exceed the Maximum Credit. In the event that the outstanding amount of any component of the Loans, or the aggregate amount of the outstanding Loans and Letter of Credit Accommodations, exceed the amounts available under the lending formulas, the sublimit for Letter of Credit Accommodations set forth in Section 2.2(d) or the Maximum Credit, as applicable, such event shall not limit, waive or otherwise affect any rights of Lender in that circumstance or on any future occasions and Borrowers shall, upon demand by Lender, which may be made at any time or from time to time, immediately repay to Lender the entire amount of any such excess(es) for which payment is demanded.

               (d) For purposes only of applying the sublimit on Revolving Loans based on Eligible Inventory pursuant to Section 2.1(a)(iii), Lender may treat the amount of its reliance on Eligible Inventory to be purchased under outstanding Letter of Credit Accommodations as a Revolving Loan based on Eligible Inventory pursuant to Section 2.1(a)(iii). In determining the actual amount of such reliance, the outstanding Revolving Loans and Availability Reserves in respect of each Borrower shall be attributed first to any components of the lending formulas in Section 2.1(a) that are not subject to such sublimit, before being attributed to the components of the lending formulas subject to such sublimit.

               (e)  Notwithstanding  anything to the contrary  contained in this
Section 2.1 or Section 2.2, Lender shall not make any Revolving Loans or provide or arrange for Letter of Credit Accommodations to any Borrower based upon the Value of Eligible Inventory of such Borrower until such time as Lender is satisfied, in its sole discretion, with the internal Inventory recordkeeping and reporting procedures established and maintained by all Borrowers; provided, however, that during the period commencing on the date hereof and ending on January 31, 1997, if a Borrower shall provide Lender with adequate records with regard to any otherwise

Eligible Inventory consisting of finished goods purchased and received by such Borrower under Letter of Credit Accommodations provided or arranged by Lender for the account of such Borrower, such Eligible Inventory shall be deemed eligible for lending purposes during such period, but in no event shall the amount of Revolving Loans available based on the Value of such Eligible Inventory exceed the amount of $200,000 in the aggregate at any one time outstanding during such period for all Borrowers on a combined basis. After January 31, 1997, the proviso to the preceding sentence shall be inapplicable.

       2.2     Letter of Credit Accommodations.

               (a) Subject to, and upon the terms and conditions contained herein, at the request of a Borrower, Lender agrees to provide or arrange for Letter of Credit Accommodations for the account of such Borrower containing terms and conditions acceptable to Lender and the issuer thereof. Any payments made by Lender to any issuer thereof and/or related parties in connection with the Letter of Credit Accommodations shall constitute additional Revolving Loans to such Borrower pursuant to this Section 2.

               (b) In addition to any charges,  fees or expenses  charged by any bank or issuer in connection with the Letter of Credit Accommodations, each Borrower shall pay to Lender a letter of credit fee at a rate equal to one and one-half (1.5%) percent per annum on the daily outstanding balance of the Letter of Credit Accommodations issued for its account outstanding during the immediately preceding month (or part thereof), payable in arrears as of the first day of each month, except that each Borrower shall pay to Lender such letter of credit fee, at Lender's option, without notice, at a rate equal to three and one-half (3.5%) percent per annum on such daily outstanding balance for: (i) the period from and after the date of termination or non-renewal hereof until Lender has received full and final payment of all Obligations
(notwithstanding entry of judgment against any Borrower) and (ii) the period from and after the date of the occurrence of an Event of Default for so long as such Event of Default is continuing as determined by Lender. Such letter of credit fee shall be calculated on the basis of a three hundred sixty (360) day year and actual days elapsed and the obligation of such Borrower to pay such fee shall survive the termination or non-renewal of this Agreement.

               (c) No Letter of Credit Accommodations shall be available to a Borrower unless on the date of the proposed issuance of any Letter of Credit Accommodations, the Revolving Loans available to such Borrower (subject to the Maximum Credit and any Availability Reserves) are equal to or greater than: (i) if the proposed Letter of Credit Accommodation is for the purpose of purchasing Eligible Inventory, the sum of (A) forty (40%) percent of the Value of such Eligible Inventory, plus (B) freight, taxes, duty and other amounts which Lender estimates must be paid in connection with such Inventory upon arrival and for delivery to one of such Borrower's locations for Eligible Inventory within the United States of America and (ii) if the proposed Letter of Credit Accommodation is for any other purpose, an amount equal to one hundred (100%) percent of the face amount of the Letter of Credit Accommodation and all other commitments and obligations made or incurred by Lender with respect thereto. Effective on the issuance of each Letter of Credit Accommodation, an Availability Reserve shall be established in the applicable amount set forth in Section 2.2(c)(i) or Section 2.2(c)(ii).

               (d) Except in Lender's discretion, the amount of all outstanding Letter of Credit Accommodations and all other commitments and obligations made or incurred by Lender in connection therewith shall not at any time exceed, in the aggregate for all Borrowers, $1,000,000. At any time an Event of Default exists or has occurred and is continuing, upon Lender's request, Borrowers will either furnish cash collateral to secure the reimbursement obligations to the issuer in connection with any Letter of Credit Accommodations or furnish cash collateral to Lender for the Letter of Credit Accommodations, and in either case, the Revolving Loans otherwise available to Borrowers shall not be reduced as provided in Section 2.2(c) to the extent of such cash collateral.

               (e) Borrowers  shall  indemnify and hold Lender harmless from and against any and all losses, claims, damages, liabilities, costs and expenses which Lender may suffer or incur in connection with any Letter of Credit Accommodations and any documents, drafts or acceptances relating thereto, including any losses, claims, damages, liabilities, costs and expenses due to any action taken by any issuer or correspondent with respect to any Letter of Credit Accommodation. Borrowers assume all risks with respect to the acts or omissions of the drawer under or beneficiary of any Letter of Credit Accommodation and for such purposes the drawer or beneficiary shall be deemed the agent of Borrowers. Borrowers assume all risks for, and agree to pay, all foreign, Federal, State and local taxes, duties and levies relating to any goods subject to any Letter of Credit Accommodations or any documents, drafts or acceptances thereunder. Borrowers hereby release and hold Lender harmless from and against any acts, waivers, errors, delays or omissions, whether caused by Borrowers, by any issuer or correspondent or otherwise with respect to or relating to any Letter of Credit Accommodation. The provisions of this Section 2.2(e) shall survive the payment of Obligations and the termination or non-renewal of this Agreement.

               (f) Nothing contained herein shall be deemed or construed to grant Borrowers any right or authority to pledge the credit of Lender in any manner. Lender shall have no liability of any kind with respect to any Letter of Credit Accommodation provided by an issuer other than Lender unless Lender has duly executed and delivered to such issuer the application or a guarantee or indemnification in writing with respect to such Letter of Credit Accommodation. Borrowers shall be bound by any interpretation made in good faith by Lender, or any other issuer or correspondent under or in connection with any Letter of Credit Accommodation or any documents, drafts or acceptances thereunder, notwithstanding that such interpretation may be inconsistent with any instructions of Borrowers. Lender shall have the sole and exclusive right and authority to, and Borrowers shall not: (i) at any time an Event of Default exists or has occurred and is continuing, (A) approve or resolve any questions of non-compliance of documents, (B) give any instructions as to acceptance or rejection of any documents or goods or (C) execute any and all applications for steamship or airway guaranties, indemnities or delivery orders, and (ii) at all times, (A) grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents, and (B) agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letter of Credit Accommodations, or documents, drafts or acceptances thereunder or any letters of credit included in the Collateral. Lender may take such actions either in its own name or in the name of a Borrower.

               (g) Any rights, remedies, duties or obligations granted or undertaken by a Borrower to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been granted or undertaken by such Borrower to Lender. Any duties or obligations undertaken by Lender to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement by Lender in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been undertaken by the applicable Borrower to Lender and to apply in all respects to such Borrower.

       2.3     Initial Term Loans.

               (a) Lender is, on the date hereof, making an Initial Term Loan to HMG In-Store in the original principal amount of $50,000. The Initial Term Loan to HMG In-Store is (i) evidenced by a Term Promissory Note in such original principal amount duly executed and delivered by HMG In-Store to Lender concurrently herewith; (ii) to be repaid, together with interest and other amounts, in accordance with this Agreement, such Term Promissory Note, and the other Financing Agreements; and (iii) secured by all of the Collateral.

               (b) Lender is, on the date hereof, also making an Initial Term Loan to HMG Manufacturing in the original principal amount of $290,000. The Initial Term Loan to HMG Manufacturing is (i) evidenced by a Term Promissory
Note in such original principal amount duly executed and delivered by HMG Manufacturing to Lender concurrently herewith; (ii) to be repaid, together with interest and other amounts, in accordance with this Agreement, such Term Promissory Note and the other Financing Agreements; and (iii) secured by all of the Collateral.

       2.4  Additional Real Property Term Loan.

               (a) Subject to, and upon the terms and conditions contained herein, including the Maximum Credit, Lender agrees to make the Additional Real Property Term Loan to HMG Manufacturing in a single advance in respect of Eligible Additional Real Property, in an amount of up to the lesser of: (i) $750,000 and (ii) sixty (60%) percent of the "quick sale" liquidation value of such Eligible Additional Real Property, as set forth in an appraisal report addressed to Lender, or upon which Lender is expressly permitted to rely, prepared at Borrowers' expense, by independent appraisers acceptable to Lender, having form, scope and methodology acceptable to Lender; provided, however, that the Additional Real Property Term Loan will not be made available unless all of the conditions set forth below are fulfilled and such loan is made prior to the first anniversary of the date hereof.

               (b) The proceeds of the Additional Real Property Term Loan shall be used by HMG Manufacturing, together with other funds of HMG Manufacturing (up to a total amount, including the Additional Real Property Term Loan, of $1,250,000), to pay the purchase price to acquire good and marketable title to the Eligible Additional Real Property, free and clear of all liens, claims, security interests and other encumbrances, except in favor of Lender. The Additional Real Property Term Loan shall be (i) evidenced by a Term Promissory
Note in the form annexed hereto as Exhibit B, which shall be executed and delivered by HMG Manufacturing to evidence the Additional Real Property Term Loan made by Lender to such Borrower, concurrently with the disbursement of the Additional Real Property Term Loan, (ii) repaid together with interest and other amounts payable thereunder, and in accordance with the provisions of such Term Promissory Note and the other Financing Agreements and (iii) secured by all of the Collateral, including the Eligible Additional Real Property.

               (c) Without limiting the foregoing, the availability of the Additional Real Property Term Loan to HMG Manufacturing shall be subject to the satisfaction of each of the following additional conditions precedent:

                      (i) Lender shall have received from such Borrower, prior to September 22, 1997 (A) not less than thirty (30) days' prior written notice of the requested Additional Real Property Term Loan, which notice shall specify the following: (I) the proposed date and amount of the requested Additional Real Property Term Loan, (II) a description of the proposed Eligible Additional Real Property and (III) the purchase price of the Eligible Additional Real Property; and (B) a copy of the purchase agreement, contract of sale or other similar agreements with respect to such Borrower's acquisition of the Eligible Additional Real Property, together with a copy of the appraisal report as required under Section 2.4(a) above;

                      (ii) such Borrower shall have acquired or shall acquire, contemporaneously with the disbursement of such Additional Real Property Term Loan, good and marketable title to and possession of the Eligible Additional Real Property, free and clear of all liens, security interests, claims or other encumbrances, except for (A) a perfected first priority security interest in and lien upon the Eligible Additional Real Property in favor of Lender, (B) a second priority security interest in and lien upon the Eligible Additional Real Property securing certain of the PIDA Loans which security interest and lien is subordinate to the security interest and liens therein of Lender and is otherwise permitted in Section 9.8(g) hereof and (C) customary utility and other easements and encroachments, of the type permitted under
Section 9.8(d) hereof, including, if applicable, the easement to be granted by HMG Manufacturing to Albright College as described in Exhibit C hereto;

                      (iii)  Lender shall have received a Phase I
environmental audit of the Eligible Additional Real Property conducted by an independent environmental engineering firm acceptable to Lender, and in form, scope and methodology satisfactory to Lender, confirming, as of a date acceptable to Lender (A) that the Eligible Additional Real Property does not contain any Hazardous Materials, (B) the seller of such Eligible Additional Real Property is in compliance with all material applicable Environmental Laws and
(C) the absence of any material potential or actual liability of such seller for any remedial action with respect to any environmental condition or any other material environmental problem with respect to the Eligible Additional Real Property;

                      (iv) Lender shall have received an Open-End Mortgage and Security Agreement in form and substance satisfactory to Lender, which shall be executed and delivered by such Borrower to grant in favor of Lender a first priority mortgage lien upon and security interest in the Eligible Additional Real Property and related assets;

                      (v)     Lender shall have received, in form and
substance satisfactory to Lender, a valid and effective title insurance policy issued by a title insurance company and agent acceptable to Lender (A) insuring the priority, amount and validity of the Mortgage with respect to the Eligible Additional Real Property, (B) insuring against matters that would be disclosed by surveys and (C) containing any legally available endorsements, assurances or affirmative coverage requested by Lender for protection of its interests;

                      (vi)     Lender shall have received, in form and
substance satisfactory to Lender, financial projections of such Borrower evidencing that such Borrower has sufficient cash flow to service the additional indebtedness and costs incurred in connection with the Additional Real Property Term Loan and the PIDA Loans (as defined below);

                      (vii) Lender shall have received the most recent unaudited financial statements of Borrowers prepared in accordance with GAAP required to be delivered to Lender pursuant to Section 9.6(a)(i) hereof reflecting that, in the determination of Lender, Borrowers have met or exceeded their financial projections, as set forth on the HMG Worldwide Budget Analysis 1997, dated as of October 10, 1996, delivered to Lender prior to the date hereof;

                      (viii)  Borrowers shall, in the aggregate, have
Excess Availability as determined by Lender, as of the date of the Additional Real Property Term Loan, in an amount not less than $500,000, after giving effect to the disbursement of the Additional Real Property Term Loan and payment of or provision for the fees and expenses of the transaction;

                      (ix) no Event of Default or event or condition which, with notice or passage of time, or both, would constitute an Event of Default, shall exist or have occurred and, if required by Lender, Borrowers shall have delivered a certificate signed on behalf of each Borrower by a senior officer of each Borrower certifying the absence of any such Event of Default, event or condition;

                      (x) HMG Manufacturing shall have obtained, on terms and conditions satisfactory to Lender, an additional loan or loans either directly from a Pennsylvania Industrial Development Authority ("PIDA") or from a financial institution which loans are sponsored or guaranteed by PIDA, in the aggregate amount of not less than $500,000 (the "PIDA Loans"), which indebtedness, to the extent secured by a mortgage lien upon the Eligible Additional Real Property, is subject to and subordinate in right of payment to the right of Lender to receive the prior indefeasible payment and satisfaction in full payment of all of the Obligations and which indebtedness, to the extent secured by a mortgage lien upon the Real Property located at 234 South 8th Street, Reading, Pennsylvania, is in compliance with the terms and conditions set forth in Section 9.8(f) hereof, in each case pursuant to such subordination and intercreditor agreements as are required to be delivered to Lender pursuant hereto;

                      (xi)  Lender shall have received an original
executed Term Promissory Note in the form of Exhibit B hereto, appropriately completed, inter alia, to set forth the date and principal amount of the Additional Real Property Term Loan and to set forth the amount of each monthly principal installment in the amount of one-sixtieth (1/60th) of the original principal amount of such Additional Real Property Term Loan, and to set forth the dates of the first monthly payments of principal and interest as determined by Lender, such Term Promissory Note to be duly authorized, executed and delivered by such Borrower to Lender, which note shall thereupon evidence obligations of such Borrower unconditionally owed to Lender, without offset, defense or counterclaim of any kind, nature or description whatsoever; and

                      (xii)  Lender shall have received, in form and
substance satisfactory to Lender, such opinion letters of counsel to Borrowers with respect to the Mortgage upon the Eligible Additional Real Property and such other matters as Lender may request.

       2.5 Availability Reserves. All Revolving Loans otherwise available to Borrowers pursuant to the lending formulas and subject to the Maximum Credit and other applicable limits hereunder shall be subject to Lender's continuing right to establish and revise Availability Reserves.

SECTION 3.     INTEREST AND FEES

       3.1     Interest.

               (a) Subject to a one time  reduction in the rates  referred to in
Section 3.1(c) below, Borrowers shall pay to Lender interest on the outstanding principal amount of the non-contingent Obligations at the rate of one (1%) percent per annum in excess of the Prime Rate, except that Borrowers shall pay to Lender interest, at Lender's option, without notice, at the rate of three (3%) percent per annum in excess of the Prime Rate: (i) on the non- contingent Obligations for (A) the period from and after the date of termination or non-renewal hereof until such time as Lender has received full and final payment of all such Obligations (notwithstanding entry of judgment against any Borrower), and (B) the period from and after the date of the occurrence of an Event of Default for so long as such Event of Default is continuing as determined by Lender and (ii) on the Revolving Loans at any time outstanding to a Borrower in excess of the amounts available to such Borrower under Section 2 (whether or not such excess(es), arise or are made with or without Lender's knowledge or consent and whether made before or after an Event of Default). All interest accruing hereunder on and after the occurrence of any of the events referred to in Sections 3.1(a)(i) or 3.1(a)(ii) above shall be payable on demand.

               (b) Interest shall be payable by Borrowers to Lender monthly in arrears not later than the first day of each calendar month and shall be calculated on the basis of a three hundred sixty (360) day year and actual days elapsed. The interest rate shall increase or decrease by an amount equal to each increase or decrease in the Prime Rate effective on the first day of the month after any change in such Prime Rate is announced. The increase or decrease shall be based on the Prime Rate in effect on the last day of the month in which any such change occurs. In no event shall charges constituting interest payable by Borrowers to Lender exceed the maximum amount or the rate permitted under any applicable law or regulation, and if any part or provision of this Agreement is in contravention of any such law or regulation, such part or provision shall be deemed amended to conform thereto.

               (c) The rates of interest referred to in Section 3.1(a) above shall be automatically reduced, but not more than once, by one-quarter of one (.25%) percent per annum, provided, that, (i) the Net Income of HMG Worldwide, for its fiscal year ending December 31, 1997 based upon its annual audited financial statements on a consolidated basis for such fiscal year received by Lender, is greater than $250,000 and (ii) as of the effective date of such reduction, no Event of Default and no event or condition which, with notice or passage of time or both, would constitute an Event of Default, shall exist or have occurred and be continuing. Such interest rate reduction shall become effective upon delivery and acceptance of such financial statements by Lender, provided the conditions referred to above are then satisfied.

       3.2 Closing Fee. Borrowers shall pay to Lender as a closing fee the amount of $150,000, which fee shall be fully earned as of the date hereof, of which $75,000 shall be payable on the date hereof and $75,000 shall be payable six (6) months from the date hereof; such amount to be paid after the date hereof shall become immediately due and payable, at Lender's option, upon the occurrence of an Event of Default.

       3.3 Servicing Fee. Borrowers shall pay to Lender quarterly a servicing fee in an amount equal to $6,000 in respect of Lender's services for each calendar quarter (or part thereof) while this Agreement remains in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be fully earned as of and payable in advance on the date hereof and on the first day of each calendar quarter hereafter.

       3.4 Unused Line Fee. Borrower shall pay to Lender monthly an unused line fee at a rate equal to one-half (.5%) percent per annum calculated upon the amount by which $11,000,000 exceeds the average daily principal balance of the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month (or part thereof) while this Agreement is in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be payable on the first day of each month in arrears.

SECTION 4.     CONDITIONS PRECEDENT

     4.1 Conditions Precedent to Initial Loans and Letter of Credit Accommodations. Each of the following is a condition precedent to Lender making the initial Loans and providing the initial Letter of Credit Accommodations hereunder:

               (a) Lender shall have received, in form and substance satisfactory to Lender, all releases, terminations and such other documents as Lender may request to evidence and effectuate the termination by the existing lender or lenders to Borrowers of their respective financing arrangements with Borrowers and the termination and release by it or them, as the case may be, of any interest in and to any assets and properties of Borrowers and each Obligor, duly authorized, executed and delivered by it or each of them, including, but not limited to, (i) UCC termination statements for all UCC financing statements previously filed by it or any of them or their predecessors, as secured party and any Borrower or any Obligor, as debtor and (ii) satisfactions and discharges of any mortgages, deeds of trust or deeds to secure debt by Borrowers or any Obligor in favor of such existing lender or lenders, in form acceptable for recording in the appropriate government office;

               (b) Lender shall have received evidence, in form and substance satisfactory to Lender, that Lender has valid perfected and first priority security interests in and liens upon the Collateral and any other property which is intended to be security for the Obligations or the liability of any Obligor in respect thereof, subject only to the security interests and liens permitted herein or in the other Financing Agreements;

               (c) all requisite corporate action and proceedings in connection with this Agreement and the other Financing Agreements shall be satisfactory in form and substance to Lender, and Lender shall have received all information and copies of all documents, including records of requisite corporate action and proceedings which Lender may have requested in connection therewith, such documents where requested by Lender or its counsel to be certified by appropriate corporate officers or governmental authorities;

               (d) no material adverse change shall have occurred in the assets, business or prospects of any Borrower since the date of Lender's latest field examination and no change or event shall have occurred which would impair the ability of any Borrower or any Obligor to perform its obligations hereunder or under any of the other Financing Agreements to which it is a party or of Lender to enforce the Obligations or realize upon the Collateral;

               (e) Lender shall have completed a field review of the Records and such other information with respect to the Collateral as Lender may require to determine the amount of Revolving Loans available to each Borrower, the results of which shall be satisfactory to Lender, not more than seven (7) business days prior to the date hereof;

               (f) Lender shall have received, in form and substance satisfactory to Lender, all consents, waivers, acknowledgments and other agreements from third persons which Lender may deem necessary or desirable in order to permit, protect and perfect its security interests in and liens upon the Collateral or to effectuate the provisions or purposes of this Agreement and the other Financing Agreements, including acknowledgements by lessors, mortgagees and warehousemen of Lender's security interests in the Collateral, waivers by such persons of any security interests, liens or other claims by such persons to the Collateral and agreements permitting Lender access to, and the right to remain on, the premises to exercise its rights and remedies and otherwise deal with the Collateral;

               (g) Lender shall have received, in form and substance satisfactory to Lender, an absolute and unconditional continuing guarantee by each of the Borrowers of payment and performance of the Obligations of each of the other Borrowers, and an absolute and unconditional continuing guarantee by Electronic Voting Systems, Inc., Display Depot, Inc. and Creative Displays, Inc. of payment and performance of the Obligations of the Borrowers, secured by a first and only security interest in favor of Lender granted by each of the foregoing Obligors on all of their existing and future assets;

               (h) Lender shall have received the Custodial Account Agreement with the Custodian Bank, together with evidence satisfactory to Lender that Eligible Cash Equivalents having a Market Value of at least $5,600,000 are being held in the Custodial Account subject to such agreement;

               (i) Borrower shall have Excess Availability as determined by Lender, as of the date hereof, in an amount not less than $1,000,000 after giving effect to the initial Loans made or to be made and Letter of Credit Accommodations issued or to be issued in connection with the initial transactions hereunder;

               (j) Lender shall have received evidence of insurance and loss payee endorsements required hereunder and under the other Financing Agreements, in form and substance satisfactory to Lender, and certificates of insurance policies and/or endorsements naming Lender as loss payee;

               (k)  Lender   shall  have   received,   in  form  and   substance
satisfactory to Lender, such opinion letters of counsel to Borrower with respect to the Financing Agreements and such other matters as Lender may request; and

               (l) Lender shall have received evidence of the transfer of ownership of the machinery and equipment described in the Machinery, Equipment and Vehicles Auction Sale Value Appraisal Report, dated October 1996, prepared by Daley-Hodkin Appraisal Corporation from HMG In-Store to HMG Manufacturing, in form and substance satisfactory to Lender;

               (m) the other Financing Agreements and all instruments and documents hereunder and thereunder shall have been duly executed and delivered to Lender, in form and substance satisfactory to Lender.

       4.2 Conditions Precedent to All Loans and Letter of Credit Accommodations. Each of the following is an additional condition precedent to Lender making Loans and/or providing Letter of Credit Accommodations to Borrowers, including the initial Loans and Letter of Credit Accommodations and any future Loans and Letter of Credit Accommodations:

               (a) all representations and warranties contained herein and in the other Financing Agreements shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on and as of the date of the making of each such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto; and

               (b) no Event of Default and no event or condition which, with notice or passage of time or both, would constitute an Event of Default, shall exist or have occurred and be continuing on and as of the date of the making of such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto.

SECTION 5.     GRANT OF SECURITY INTEREST

       5.1 Collateral. To secure payment and performance of all Obligations, each Borrower hereby grants to Lender a continuing security interest in, a lien upon, and a right of set off against, and hereby assigns to Lender as security, the following property and interests in property of such Borrower, whether now owned or hereafter acquired or existing, and wherever located (collectively, the "Collateral"):

               (a)    Accounts;

               (b) all present and future contract rights, general intangibles (including tax and duty refunds, registered and unregistered patents, trademarks, service marks, copyrights, trade names, applications for the foregoing, trade secrets, goodwill, processes, drawings, blueprints, customer lists, licenses, whether as licensor or licensee, choses in action and other claims and existing and future leasehold interests in equipment, real estate and fixtures), chattel paper, documents, instruments, letters of credit, bankers' acceptances and guaranties;

               (c) all present and future monies, securities, credit balances, deposits, deposit accounts and other property of such Borrower now or hereafter held or received by or in transit to

Lender or its affiliates or at any other depository or other institution from or for the account of such Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all present and future liens, security interests, rights, remedies, title and interest in, to and in respect of Accounts and other Collateral, including (i) rights and remedies under or relating to guaranties, contracts of suretyship, letters of credit and credit and other insurance related to the Collateral, (ii) rights of stoppage in transit, replevin, repossession, reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, (iii) goods described in invoices, documents, contracts or instruments with respect to, or otherwise representing or evidencing, Accounts or other Collateral, including returned, repossessed and reclaimed goods, and (iv) deposits by and property of account debtors or other persons securing the obligations of account debtors;

               (d)    Inventory;

               (e)    Equipment;

               (f) Real Property; provided, that, in the case of Real Property acquired after the date hereof, the security interest in and lien hereby intended to be granted by Borrowers shall be further evidenced and/or effectuated by a mortgage, deed of trust or deed to secure debt satisfactory to Lender, contemporaneously with the acquisition of such hereafter acquired Real Property;

               (g) without limiting the Collateral described in Section 5.1(c), all existing and future cash, cash equivalents and other investments (including the Cash Equivalents), and all right, title and interest of such Borrower in and to existing and future investment accounts and custodial accounts wherever located, together with the cash, cash equivalents and other investments and other property now or hereafter held in or credited to such investment accounts and custodial accounts;

               (h)    Records; and

               (i) all products and proceeds of the foregoing, in any form, including insurance proceeds and all claims against third parties for loss or damage to or destruction of any or all of the foregoing.

       5.2 Senior Real Property Lien. If HMG Manufacturing grants a mortgage lien upon the Real Property located at 234 South 8th Street, Reading, Pennsylvania to a person other than Lender as permitted by Section 9.8(f), securing only indebtedness for borrowed money incurred in compliance with
Section 9.9(f) hereof, Lender shall subordinate its mortgage lien upon such Real Property in favor of the mortgage lien of such other person upon such Real Property in an amount not to exceed the original principal amount of $600,000, less repayments thereof, pursuant to a subordination agreement with such other person in form and substance satisfactory to Lender, as determined by Lender in a commercially reasonable manner.

SECTION 6.     COLLECTION AND ADMINISTRATION

       6.1 Borrowers' Loan Accounts. Lender shall maintain one or more loan account(s) on its books in which shall be recorded (a) all Loans, Letter of Credit Accommodations and other Obligations and the Collateral, (b) all payments made by or on behalf of Borrowers and (c) all other appropriate debits and credits as provided in this Agreement, including fees, charges, costs, expenses and interest. All entries in the loan account(s) shall be made in accordance with Lender's customary practices as in effect from time to time.

       6.2 Statements. Lender shall render to HMG Worldwide (for itself and on behalf of the other Borrowers) each month a statement setting forth the balance in the loan account(s) maintained by Lender for Borrowers pursuant to the provisions of this Agreement, including principal, interest, fees, costs and expenses. Each such statement shall be subject to subsequent adjustment by Lender but shall, absent manifest errors or omissions, be considered correct and deemed accepted by Borrowers and conclusively binding upon Borrowers as an account stated except to the extent that Lender receives a written notice from any Borrower of any specific exceptions of such Borrower thereto within thirty
(30) days after the date such statement has been mailed by Lender. Until such time as Lender shall have rendered to HMG Worldwide a written statement as provided above, the balance in Borrowers' loan account(s) shall be presumptive evidence of the amounts due and owing to Lender by Borrowers.

       6.3     Collection of Accounts.

               (a) Borrowers shall establish and maintain, at their expense, blocked accounts or lockboxes and related blocked accounts (in either case, "Blocked Accounts"), as Lender may specify, with such banks as are acceptable to Lender into which Borrowers shall promptly deposit and direct their account debtors to directly remit all payments on Accounts and all payments constituting proceeds of Inventory or other Collateral in the identical form in which such payments are made, whether by cash, check or other manner. The banks at which the Blocked Accounts are established shall enter into an agreement, in form and substance satisfactory to Lender, providing that all items received or deposited in the Blocked Accounts are the property of Lender, that the depository bank has no lien upon, or right to setoff against, the Blocked Accounts, the items received for deposit therein, or the funds from time to time on deposit therein and that the depository bank will wire, or otherwise transfer, in immediately available funds, on a daily basis, all funds received or deposited into the Blocked Accounts to such bank account of Lender as Lender may from time to time designate for such purpose ("Payment Account"). Borrowers agree that all payments made to such Blocked Accounts or other funds received and collected by Lender, whether on the Accounts or as proceeds of Inventory or other Collateral or otherwise shall be the property of Lender.

               (b) For purposes of calculating interest on the Obligations, such payments or other funds received will be applied

(conditional upon final collection) to the Obligations one (1) business days following the date of receipt of immediately available funds by Lender in the Payment Account. For purposes of calculating the amount of the Revolving Loans available to Borrowers such payments will be applied (conditional upon final collection) to the Obligations on the business day of receipt by Lender in the Payment Account, if such payments are received within sufficient time (in accordance with Lender's usual and customary practices as in effect from time to time) to credit Borrowers' loan account(s) on such day, and if not, then on the next business day.

               (c) Borrowers and all of their affiliates, subsidiaries, shareholders, directors, employees or agents shall, acting as trustee for Lender, receive, as the property of Lender, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Accounts or other Collateral which come into their possession or under their control and immediately upon receipt thereof, shall deposit or cause the same to be deposited in the Blocked Accounts, or remit the same or cause the same to be remitted, in kind, to Lender. In no event shall the same be commingled with any Borrower's own funds. Borrowers agree to reimburse Lender on demand for any amounts owed or paid to any bank at which a Blocked Account is established or any other bank or person involved in the transfer of funds to or from the Blocked Accounts arising out of Lender's payments to or indemnification of such bank or person. The obligation of Borrowers to reimburse Lender for such amounts pursuant to this Section 6.3 shall survive the termination or non-renewal of this Agreement.

               (d) Until separate Blocked Accounts are established for each Borrower as required pursuant to Section 6.3(a) hereof, Lender may apply any proceeds of Accounts or other Collateral to the Obligations of HMG In-Store, subject to weekly reallocation of collections and adjustments by Lender to the Revolving Loan Obligations and Revolving Loan availability calculations as to each Borrower, based on collection reconciliation reports delivered by Borrowers to Lender not less frequently than once each week that shall allocate to the applicable Borrower and its Accounts any proceeds that are received in the Blocked Account since the period covered by the most recent such reconciliation report delivered to Lender.

       6.4 Payments. All Obligations shall be payable to the Payment Account as provided in Section 6.3 or such other place as Lender may designate from time to time. Lender may apply payments received or collected from Borrowers or for the account of Borrowers (including the monetary proceeds of collections or of realization upon any Collateral) to such of the Obligations, whether or not then due, in such order and manner as Lender determines. At Lender's option, all principal, interest, fees, costs, expenses and other charges provided for in this Agreement or the other Financing Agreements may be charged directly to the loan account(s) of Borrowers. Borrowers shall make all payments to Lender on the Obligations free and clear of, and without deduction or withholding for or on account of, any setoff, counterclaim, defense, duties, taxes, levies, imposts, fees, deductions, withholding, restrictions or conditions of any kind. If after receipt of any payment of, or proceeds of Collateral applied to the payment of, any of the Obligations, Lender is required to surrender or return such payment or proceeds to any Person for any reason, then the Obligations intended to be satisfied by such payment or proceeds shall be reinstated and continue and this Agreement shall continue in full force and effect as if such payment or proceeds had not been received by Lender. Borrowers shall be liable to pay to Lender, and each Borrower does hereby indemnify and hold Lender harmless for the amount of any payments or proceeds surrendered or returned. This Section 6.4 shall remain effective notwithstanding any contrary action which may be taken by Lender in reliance upon such payment or proceeds. This
Section 6.4 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

       6.5 Authorization to Make Loans. Lender is authorized to make the Loans and provide the Letter of Credit Accommodations based upon telephonic or other instructions received from anyone purporting to be an officer of a Borrower (including HMG Worldwide for itself and/or on behalf of the other Borrowers) or other authorized person or, at the discretion of Lender, if such Loans are necessary to satisfy any Obligations. All requests for Loans or Letter of Credit Accommodations hereunder shall specify the date on which the requested advance is to be made or Letter of Credit Accommodations established (which day shall be a business day) and the amount of the requested Loan. Requests received after 11:00 a.m. New York City time on any day shall be deemed to have been made as of the opening of business on the immediately following business day. All Loans and Letter of Credit Accommodations under this Agreement shall be conclusively presumed to have been made to, and at the request of and for the benefit of, Borrowers when deposited to the credit of a Borrower or otherwise disbursed or established in accordance with the instructions of a Borrower (including HMG Worldwide for itself and/or on behalf of the other Borrowers) or in accordance with the terms and conditions of this Agreement.

       6.6 Use of Proceeds. Borrowers shall use the initial proceeds of the Loans provided by Lender to Borrowers hereunder only for: (a) payments to each of the persons listed in the disbursement direction letter furnished by Borrowers to Lender on or about the date hereof and (b) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of this Agreement and the other Financing Agreements. All other Loans made or Letter of Credit Accommodations provided by Lender to Borrowers pursuant to the provisions hereof shall be used by Borrowers only for general operating, working capital and other proper corporate purposes of Borrowers not otherwise prohibited by the terms hereof. None of the proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purposes of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might cause any of the Loans to be considered a "purpose credit" within the meaning of Regulation G of the Board of Governors of the Federal Reserve System, as amended.

       6.7 Appointment of HMG Worldwide as Agent for Borrowers. The Borrowers, other than HMG Worldwide, hereby irrevocably appoint HMG

Worldwide, and each officer thereof, as their agent and attorney-in-fact to request Loans and Letter of Credit Accommodations on their behalf, at Lender's option, to receive disbursements of Loans on their behalf (which may be made to the same account of HMG Worldwide to which disbursements of Loans to HMG Worldwide are made), to receive notices and statements of account from Lender, to take such other actions on their behalf as is provided hereunder or under any of the other Financing Agreements and generally to deal with Lender on their behalf, for all matters pertaining to the financing arrangements under this Agreement.

SECTION 7.     COLLATERAL REPORTING AND COVENANTS

       7.1 Collateral Reporting. Each Borrower shall provide Lender with the following documents in a form satisfactory to Lender: (a) on a regular basis as required by Lender, a schedule of Accounts, credits issued and cash received;
(b) on a weekly basis or more frequently as Lender may request, (i) a statement issued by the Custodian Bank itemizing all Cash Equivalents and other property held in or credited to the Custodial Account and the Market Values thereof as of the statement date and (ii) a special report of Inventory purchased under Letter of Credit Accommodations during each week during the period commencing on the date hereof and ending on January 31, 1997; (c) on a monthly basis or more frequently as Lender may request, (i) perpetual inventory reports, (ii) inventory reports by category and (iii) agings of accounts payable, (d) upon Lender's request, (i) copies of customer statements and credit memos, remittance advices and reports, and copies of deposit slips and bank statements, (ii) copies of shipping and delivery documents, and (iii) copies of purchase orders, invoices and delivery documents for Inventory and Equipment acquired by Borrowers; (e) agings of accounts receivable on a monthly basis or more frequently as Lender may request; and (f) such other reports as to the Collateral as Lender shall request from time to time. If any of Borrowers' records or reports of the Collateral are prepared or maintained by an accounting service, contractor, shipper or other agent, Borrowers hereby irrevocably authorize such service, contractor, shipper or agent to deliver such records, reports, and related documents to Lender and to follow Lender's instructions with respect to further services at any time that an Event of Default exists or has occurred and is continuing.

       7.2     Accounts Covenants.

               (a) Borrowers shall notify Lender promptly of: (i) any material delay in any Borrower's performance of any of its obligations to any account debtor or the assertion of any claims, offsets, defenses or counterclaims by any account debtor, or any disputes with account debtors, in each case involving an amount in excess of $25,000, or any settlement, adjustment or compromise thereof, (ii) all material adverse information relating to the financial condition of any account debtor and (iii) any event or circumstance which, to any Borrower's knowledge would cause Lender to consider any then existing Accounts as no longer constituting Eligible Accounts. No credit, discount, allowance or extension or agreement for any of the foregoing shall be granted by a Borrower to any account debtor without Lender's consent, except in the ordinary course of such Borrower's business in accordance with practices and policies previously disclosed in writing to Lender. So long as no Event of Default exists or has occurred and is continuing, Borrowers shall settle, adjust or compromise any claim, offset, counterclaim or dispute with any account debtor. At any time that an Event of Default exists or has occurred and is continuing, Lender shall, at its option, have the exclusive right to settle, adjust or compromise any claim, offset, counterclaim or dispute with account debtors or grant any credits, discounts or allowances.

               (b) In addition to the reporting requirements elsewhere set forth herein, each Borrower shall separately notify Lender promptly of any return of Inventory by any one account debtor if the inventory so returned in such case has a value in excess of $20,000. At any time that Inventory is returned, reclaimed or repossessed, the Account (or portion thereof) which arose from the sale of such returned, reclaimed or repossessed Inventory shall not be deemed an Eligible Account. In the event any account debtor returns Inventory when an Event of Default exists or has occurred and is continuing, the applicable Borrower receiving such Inventory shall, upon Lender's request, (i) hold the returned Inventory in trust for Lender, (ii) segregate all returned Inventory from all of its other property, (iii) dispose of the returned Inventory solely according to Lender's instructions, and (iv) not issue any credits, discounts or allowances with respect thereto without Lender's prior written consent.

               (c) With respect to each Account: (i) the amounts shown on any invoice delivered to Lender or schedule thereof delivered to Lender shall be true and complete, (ii) no payments shall be made thereon except payments immediately delivered to Lender pursuant to the terms of this Agreement, (iii) no credit, discount, allowance or extension or agreement for any of the foregoing shall be granted by a Borrower to any account debtor except as reported to Lender in accordance with this Agreement and except for credits, discounts, allowances or extensions made or given in the ordinary course of such Borrower's business in accordance with practices and policies previously disclosed to Lender, (iv) there shall be no setoffs, deductions, contras, defenses, counterclaims or disputes existing or asserted with respect thereto except as reported to Lender in accordance with the terms of this Agreement, (v) none of the transactions giving rise thereto will violate any applicable State or Federal laws or regulations, all documentation relating thereto will be legally sufficient under such laws and regulations and all such documentation will be legally enforceable in accordance with its terms.

               (d) Lender shall have the right at any time or times, in Lender's name or in the name of a nominee of Lender, to verify the validity, amount or any other matter relating to any Account or other Collateral, by mail, telephone, facsimile transmission or otherwise.

               (e) Each Borrower shall deliver or cause to be delivered to Lender, with appropriate endorsement and assignment, with full recourse to such Borrower, all chattel paper and instruments which such Borrower now owns or may at any time acquire immediately upon such Borrower's receipt thereof, except as Lender may otherwise agree.

               (f) Lender may, at any time or times that an Event of Default exists or has occurred and is continuing, (i) notify any or all account debtors that the Accounts have been assigned to Lender and that Lender has a security interest therein and Lender may direct any or all accounts debtors to make payment of Accounts directly to Lender, (ii) extend the time of payment of, compromise, settle or adjust for cash, credit, return of merchandise or otherwise, and upon any terms or conditions, any and all Accounts or other obligations included in the Collateral and thereby discharge or release the account debtor or any other party or parties in any way liable for payment thereof without affecting any of the Obligations, (iii) demand, collect or enforce payment of any Accounts or such other obligations, but without any duty to do so, and Lender shall not be liable for its failure to collect or enforce the payment thereof nor for the negligence of its agents or attorneys with respect thereto and (iv) take whatever other action Lender may deem necessary or desirable for the protection of its interests. At any time that an Event of Default exists or has occurred and is continuing, at Lender's request, all invoices and statements sent to any account debtor shall state that the Accounts and such other obligations have been assigned to Lender and are payable directly and only to Lender and Borrowers shall deliver to Lender such originals of documents evidencing the sale and delivery of goods or the performance of services giving rise to any Accounts as Lender may require.

       7.3 Inventory Covenants. With respect to the Inventory: (a) each Borrower shall at all times maintain inventory records reasonably satisfactory to Lender, keeping correct and accurate records itemizing and describing the kind, type, quality and quantity of Inventory, such Borrower's cost therefor and daily withdrawals therefrom and additions thereto; (b) each Borrower shall conduct a physical count of the Inventory at least once each year, but at any time or times as Lender may request on or after an Event of Default, and promptly following such physical inventory shall supply Lender with a report in the form and with such specificity as may be reasonably satisfactory to Lender concerning such physical count; (c) no Borrower shall remove any Inventory from the locations set forth or permitted herein, without the prior written consent of Lender, except for sales of Inventory by a Borrower in the ordinary course of such Borrower's business and except to move Inventory directly from one location set forth or permitted herein to another such location; (d) upon Lender's request, Borrowers shall, at Lender's expense prior to an Event of Default and at Borrowers' expense any time thereafter, deliver or cause to be delivered to Lender written reports or appraisals as to the Inventory in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender or upon which Lender is expressly permitted to rely; (e) each Borrower shall produce, use, store and maintain the Inventory, with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity with applicable laws (including the requirements of the Federal Fair Labor Standards Act of 1938, as amended and all rules, regulations and orders related thereto); (f) each Borrower assumes all responsibility and liability arising from or relating to the production, use, sale or other disposition of its Inventory; (g) no Borrower shall sell Inventory to any customer on approval, or any other basis which entitles the customer to return or may obligate a Borrower to repurchase such Inventory; (h) each Borrower shall keep its Inventory in good and marketable condition; and (i) no Borrower shall, without prior written notice to Lender, acquire or accept any Inventory on consignment or approval.

       7.4 Equipment Covenants. With respect to the Equipment: (a) upon Lender's request, each Borrower shall, at its expense, at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written reports or appraisals as to the Equipment in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender; (b) each Borrower shall keep its Equipment in good order, repair, running and marketable condition (ordinary wear and tear and obsolete Equipment excepted);
(c) each Borrower shall use its Equipment with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity in all material respects with all applicable laws; (d) the Equipment of each Borrower is and shall be used in such Borrower's business and not for personal, family, household or farming use; (e) no Borrower shall remove any Equipment from the locations set forth or permitted herein, except to the extent necessary to have any Equipment repaired or maintained in the ordinary course of the business of such Borrower or to move Equipment directly from one location set forth or permitted herein to another such location and except for the movement of motor vehicles used by or for the benefit of such Borrower in the ordinary course of such Borrower's business; (f) the Equipment is now and shall remain personal property and no Borrower shall permit any of the Equipment to be or become a part of or permanently affixed to real property; and (g) each Borrower assumes all responsibility and liability arising from the use of its Equipment.

       7.5 Power of Attorney. Each Borrower hereby irrevocably designates and appoints Lender (and all persons designated by Lender) as such Borrower's true and lawful attorney-in-fact, and authorizes Lender, in such Borrower's or Lender's name, to: (a) at any time an Event of Default or event which with notice or passage of time or both would constitute an Event of Default exists or has occurred and is continuing (i) demand payment on Accounts or other proceeds of Inventory or other Collateral, (ii) enforce payment of Accounts by legal proceedings or otherwise, (iii) exercise all of such Borrower's rights and remedies to collect any Account or other Collateral, (iv) sell or assign any Account upon such terms, for such amount and at such time or times as the Lender deems advisable, (v) settle, adjust, compromise, extend or renew an Account,
(vi) discharge and release any Account, (vii) prepare, file and sign such Borrower's name on any proof of claim in bankruptcy or other similar document against an account debtor, (viii) notify the post office authorities to change the address for delivery of such Borrower's mail to an address designated by Lender, and open and dispose of all mail addressed to such Borrower, and (ix) do all acts and things which are necessary, in Lender's determination, to fulfill such Borrower's Obligations under this Agreement and the other Financing Agreements and (b) at any time to
(i) take control in any manner of any item of payment or proceeds thereof, (ii) have access to any lockbox or postal box into which such Borrower's mail is deposited, (iii) endorse such Borrower's name upon any items of payment or proceeds thereof and deposit the same in the Lender's account for application to the Obligations, (iv) endorse such Borrower's name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to any Account or any goods pertaining thereto or any other Collateral, (v) sign such Borrower's name on any verification of Accounts and notices thereof to account debtors and (vi) execute in such Borrower's name and file any UCC financing statements or amendments thereto. Each Borrower hereby releases Lender and its officers, employees and designees from any liabilities arising from any act or acts under this power of attorney and in furtherance thereof, whether of omission or commission, except as a result of Lender's own gross negligence or wilful misconduct as determined pursuant to a final non-appealable judgment of a court of competent jurisdiction.

       7.6 Right to Cure. Lender may, at its option, (a) cure any default by a Borrower under any material agreement with a third party or pay or bond on appeal any judgment entered against a Borrower, (b) discharge taxes, liens, security interests or other encumbrances at any time levied on or existing with respect to the Collateral and (c) pay any amount, incur any expense or perform any act which, in Lender's judgment, is necessary or appropriate to preserve, protect, insure or maintain the Collateral and the rights of Lender with respect thereto. Lender may add any amounts so expended to the Obligations and charge any Borrower's account therefor, such amounts to be repayable by Borrowers on demand. Lender shall be under no obligation to effect such cure, payment or bonding and shall not, by doing so, be deemed to have assumed any obligation or liability of any Borrower. Any payment made or other action taken by Lender under this Section shall be without prejudice to any right to assert an Event of Default hereunder and to proceed accordingly.

       7.7 Access to Premises. From time to time as requested by Lender, at the cost and expense of Borrowers, (a) Lender or its designee shall have complete access to all of Borrowers' premises during normal business hours and after reasonable notice to Borrowers, or at any time and without notice to Borrowers if an Event of Default exists or has occurred and is continuing, for the purposes of inspecting, verifying and auditing the Collateral and all of Borrowers' books and records, including the Records, and (b) Borrowers shall promptly furnish to Lender such copies of such books and records or extracts therefrom as Lender may request, and (c) use during normal business hours such of Borrowers' personnel, equipment, supplies and premises as may be reasonably necessary for the foregoing and if an Event of Default exists or has occurred and is continuing for the collection of Accounts and realization upon other Collateral.

SECTION 8.     REPRESENTATIONS AND WARRANTIES

       Borrowers hereby, jointly and severally, represent and warrant to Lender the following (which shall survive the execution and delivery of this Agreement), the truth and accuracy of which are a continuing condition of the making of Loans and providing Letter of Credit Accommodations by Lender to
Borrowers:

       8.1 Corporate Existence, Power and Authority; Subsidiaries. Each Borrower is a corporation duly organized and in good standing under the laws of its state of incorporation and is duly qualified as a foreign corporation and in good standing in all states or other jurisdictions where the nature and extent of the business transacted by it or the ownership of assets makes such qualification necessary, except for those jurisdictions in which the failure to so qualify would not have a material adverse effect on such Borrower's financial condition, results of operation or business or the rights of Lender in or to any of the Collateral. The execution, delivery and performance of this Agreement, the other Financing Agreements and the transactions contemplated hereunder and thereunder are all within each Borrower's corporate powers, have been duly authorized and are not in contravention of law or the terms of each Borrower's certificate of incorporation, by-laws, or other organizational documentation, or any indenture, agreement or undertaking to which any Borrower is a party or by which any Borrower or its property or properties are bound. This Agreement and the other Financing Agreements constitute legal, valid and binding obligations of Borrowers enforceable in accordance with their respective terms. Borrowers do not have any subsidiaries except as set forth on the Information Certificate. Electronic Voting Systems Inc. has no assets and maintains no operations.

       8.2 Financial Statements; No Material Adverse Change. All financial statements relating to Borrowers which have been or may hereafter be delivered by Borrowers to Lender have been prepared in accordance with GAAP and fairly present the financial condition and the results of operation of Borrowers as at the dates and for the periods set forth therein. Except as disclosed in any interim financial statements furnished by Borrowers to Lender prior to the date of this Agreement, there has been no material adverse change in the assets, liabilities, properties and condition, financial or otherwise, of any Borrower since the date of the most recent audited financial statements furnished by Borrowers to Lender prior to the date of this Agreement.

       8.3 Chief Executive Office; Collateral Locations. The chief executive office of each Borrower is located at its address set forth below, and each Borrower's Records are located at its address set forth below and its only other places of business and the only other locations of Collateral, if any, are the addresses set forth in the Information Certificate, subject to the right of Borrowers to establish new locations in accordance with Section 9.2 below. The Information Certificate correctly identifies any of such locations which are not owned by Borrowers and sets forth the owners and/or operators thereof.

       8.4 Priority of Liens; Title to Properties. The security interests and liens granted to Lender under this Agreement and the other Financing Agreements constitute valid and perfected first priority liens and security interests in and upon the Collateral subject only to the liens indicated on Schedule 8.4 hereto and the other liens permitted under Section 9.8 hereof. Each Borrower has good and marketable title to all of its properties and assets subject to no liens, mortgages, pledges, security interests, encumbrances or charges of any kind, except those granted to Lender and such others as are specifically listed on Schedule 8.4 hereto or permitted under Section 9.8 hereof.

       8.5 Tax Returns. Each Borrower has filed, or caused to be filed, in a timely manner all tax returns, reports and declarations which are required to be filed by it (without requests for extension except as previously disclosed in writing to Lender). All information in such tax returns, reports and declarations is complete and accurate in all material respects. Each Borrower has paid or caused to be paid all taxes due and payable or claimed due and payable in any assessment received by it, except taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to such Borrower and with respect to which adequate reserves have been set aside on its books. Adequate provision has been made for the payment of all accrued and unpaid Federal, State, county, local, foreign and other taxes whether or not yet due and payable and whether or not disputed.

       8.6 Litigation. Except as set forth on the Information Certificate, there is no present investigation by any governmental agency pending, or to the best of any Borrower's knowledge threatened, against or affecting any Borrower, its assets or business and there is no action, suit, proceeding or claim by any Person pending, or to the best of any Borrower's knowledge threatened, against any Borrower or its assets or goodwill, or against or affecting any transactions contemplated by this Agreement, which if adversely determined against any Borrower would result in any material adverse change in the assets, business or prospects of any Borrower, or would impair the ability of any Borrower to perform its Obligations hereunder or under any of the other Financing Agreements to which it is a party or of Lender to enforce any Obligations or realize upon any Collateral.

     8.7 Compliance with Other Agreements and Applicable Laws. No Borrower is in default in any material respect under, or in violation in any material respect of any of the terms of, any agreement, contract, instrument, lease or other commitment to which it is a party or by which it or any of its assets are bound and Borrowers are in compliance in all material respects with all applicable provisions of laws, rules, regulations, licenses, permits, approvals and orders of any foreign, Federal, State or local governmental authority.

       8.8 Bank Accounts. All of the deposit accounts, investment accounts or other accounts in the name of or used by Borrowers maintained at any bank or other financial institution are set forth on Schedule 8.8 hereto, subject to the right of Borrower to establish new accounts in accordance with Section 9.13 below.

       8.9     Environmental Compliance.

               (a) Except as set forth on Schedule 8.9 hereto, no Borrower or, to the best of Borrowers' knowledge, any other person, has generated, used, stored, treated, transported, manufactured, handled, produced or disposed of any Hazardous Materials, on or off its premises (whether or not owned by it) in any manner which at any time violates, in any material respect, any applicable
Environmental Law or any license, permit, certificate, approval or similar authorization thereunder and the operations of Borrowers comply in all material respects with all Environmental Laws and all licenses, permits, certificates, approvals and similar authorizations thereunder.

               (b) Except as set forth on Schedule 8.9 hereto, there has been no investigation, proceeding, complaint, order, directive, claim, citation or notice by any governmental authority or any other person nor is any pending or to the best of any Borrower's knowledge threatened, with respect to any non-compliance with or violation of the requirements of any Environmental Law by Borrowers or the release, spill or discharge, threatened or actual, of any Hazardous Material or the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials or any other environmental, health or safety matter, which affects any Borrower or its business, operations or assets or any properties at which any Borrower has transported, stored or disposed of any Hazardous Materials.

               (c) To the best of Borrowers' knowledge, no Borrower has any material liability (contingent or otherwise) in connection with a release, spill or discharge, threatened or actual, of any Hazardous Materials or the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials.

               (d) To the best of Borrowers' knowledge, Borrowers have all licenses, permits, certificates, approvals or similar authorizations required to be obtained or filed in connection with the operations of Borrowers under any Environmental Law and all of such licenses, permits, certificates, approvals or similar authorizations are valid and in full force and effect.

       8.10    Employee Benefits.

               (a) Borrowers have not engaged in any transaction in connection with which Borrowers or any of their ERISA Affiliates could be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by
Section 4975 of the Code, including any accumulated funding deficiency described in Section 8.10(c) hereof and any deficiency with respect to vested accrued benefits described in Section 8.10(d) hereof.

               (b) Except as set forth on Schedule 8.10, no liability to the Pension Benefit Guaranty Corporation has been or is expected by Borrowers to be incurred with respect to any employee benefit plan of Borrowers or any of their ERISA Affiliates. There has been no reportable event (within the meaning of Section 4043(b) of ERISA) or any other event or condition with respect to any employee pension benefit plan of Borrowers or any of their ERISA Affiliates which presents a risk of termination of any such plan by the Pension Benefit Guaranty Corporation.

               (c) Except as set forth on Schedule 8.10, full payment has been made of all amounts which Borrowers or any of their ERISA Affiliates is required under Section 302 of ERISA and Section 412 of the Code to have paid under the terms of each employee benefit plan as contributions to such plan as of the last day of the most recent fiscal year of such plan ended prior to the date hereof, and no accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, exists with respect to any employee benefit plan, including any penalty or tax described in Section 8.10(a) hereof and any deficiency with respect to vested accrued benefits described in
Section 8.10(d) hereof.

               (d) Except as set forth on Schedule 8.10 hereto, the current value of all vested accrued benefits under all employee benefit plans maintained by Borrowers that are subject to Title IV of ERISA does not exceed the current value of the assets of such plans allocable to such vested accrued benefits, including any penalty or tax described in Section 8.10(a) hereof and any accumulated funding deficiency described in Section 8.10(c) hereof. The terms "current value" and "accrued benefit" have the meanings specified in ERISA.

               (e) Except as set forth on Schedule 8.10, no Borrower nor any of its ERISA Affiliates is or has ever been obligated to contribute to any "multiemployer plan" (as such term is defined in Section 4001(a)(3) of ERISA) that is subject to Title IV of ERISA.

       8.11 Accuracy and Completeness of Information. All information furnished by or on behalf of any Borrower in writing to Lender in connection with this Agreement or any of the other Financing Agreements or any transaction contemplated hereby or thereby, including all information on the Information Certificate, is true and correct in all material respects and does not omit any material fact necessary in order to make such information not misleading. No event or circumstance has occurred which has had or could reasonably be expected to have a material adverse affect on the business, assets or prospects of any Borrower, which has not been fully and accurately disclosed to Lender in writing.

       8.12 Interrelated Business. HMG Worldwide is the direct and beneficial owner and holder of all the issued and outstanding shares of capital stock of HMG In-Store and Intermark and Intermark is the direct and beneficial owner and holder of all the issued and outstanding shares of capital stock of HMG Manufacturing. Borrowers share an identity of interest such that any benefit received by one Borrower benefits the others. Each Borrower sells goods or renders services to or for the benefit of the other Borrowers. Each Borrower makes loans and advances and provides other financial accommodations to or for the benefit of the other Borrowers (including, inter alia, the payment and/or guarantees by one Borrower of indebtedness of the other Borrowers). HMG Worldwide obtains and/or provides administrative, legal, marketing, payroll and management services to or for the benefit of the other

Borrowers. Borrowers have centralized purchasing, collection, distribution, accounting, legal and other services and are engaged in a common business enterprise.

       8.13 Survival of Warranties; Cumulative. All representations and warranties contained in this Agreement or any of the other Financing Agreements shall survive the execution and delivery of this Agreement and shall be deemed to have been made again to Lender on the date of each additional borrowing or other credit accommodation hereunder and shall be conclusively presumed to have been relied on by Lender regardless of any investigation made or information possessed by Lender. The representations and warranties set forth herein shall be cumulative and in addition to any other representations or warranties which any Borrower shall now or hereafter give, or cause to be given, to Lender.

SECTION 9.     AFFIRMATIVE AND NEGATIVE COVENANTS

       9.1 Maintenance of Existence. Each Borrower shall at all times preserve, renew and keep in full, force and effect its corporate existence and rights and franchises with respect thereto and maintain in full force and effect all permits, licenses, trademarks, tradenames, approvals, authorizations, leases and contracts necessary to carry on the business as presently or proposed to be conducted. Each Borrower shall give Lender thirty (30) days prior written notice of any proposed change in its corporate name, which notice shall set forth the new name and such Borrower shall deliver to Lender a copy of the amendment to the Certificate of Incorporation of such Borrower providing for the name change certified by the Secretary of State of the jurisdiction of incorporation of such Borrower as soon as it is available. HMG Worldwide shall not permit its subsidiaries, Electronic Voting Systems Inc. and HMG Europe, B.V., to engage in any active business operations, other than to the extent required in winding down the business operations of HMG Europe, B.V., or acquire any additional assets other than cash to pay liabilities.

       9.2 New Collateral Locations. A Borrower may open any new location within the continental United States provided such Borrower (a) gives Lender thirty
(30) days prior written notice of the intended opening of any such new location, except in the case of new locations consisting of a subcontractor's or processor's premises at which Inventory having a value of up to $25,000 is to be kept, in which case only ten (10) days prior written notice shall be required
(b) executes and delivers, or causes to be executed and delivered, to Lender such agreements, documents, and instruments as Lender may deem reasonably necessary or desirable to protect its interests in the Collateral at such location, including UCC financing statements.

       9.3     Compliance with Laws, Regulations, Etc.

               (a) Each Borrower shall, at all times, comply in all material respects with all laws, rules, regulations, licenses, permits, approvals and orders applicable to it and duly observe all requirements of any Federal, State or local governmental authority, including the Employee Retirement Security Act of 1974, as amended, the Occupational Safety and Hazard Act of 1970, as amended, the Fair Labor Standards Act of 1938, as amended, and all statutes, rules, regulations, orders, permits and stipulations relating to environmental pollution and employee health and safety, including all of the Environmental Laws.

               (b) Each Borrower shall establish and maintain, at its expense, a system to assure and monitor its continued compliance with all Environmental Laws in all of its operations, which system shall include annual reviews of such compliance by employees or agents of such Borrower who are familiar with the requirements of the Environmental Laws. Copies of all environmental surveys, audits, assessments, feasibility studies and results of remedial investigations shall be promptly furnished, or caused to be furnished, by Borrowers to Lender. Borrowers shall take prompt and appropriate action to respond to any non-compliance with any of the Environmental Laws and shall regularly report to Lender on such response.

               (c) Each Borrower shall give both oral and written notice to Lender immediately upon such Borrower's receipt of any notice of, or such Borrower's otherwise obtaining knowledge of, (i) the occurrence of any event involving the release, spill or discharge, threatened or actual, of any
Hazardous Material or (ii) any investigation, proceeding, complaint, order, directive, claims, citation or notice with respect to: (A) any non-compliance with or violation of any Environmental Law by any Borrower or (B) the release, spill or discharge, threatened or actual, of any Hazardous Material or (C) the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials or (D) any other environmental, health or safety matter, which adversely affects any Borrower or its business, operations or assets or any properties at which any Borrower transported, stored or disposed of any Hazardous Materials.

               (d) Without limiting the generality of the foregoing, whenever Lender reasonably determines that there is non-compliance, or any condition which requires any action by or on behalf of a Borrower in order to avoid any material non-compliance, with any Environmental Law, Borrowers shall, at Lender's request and Borrowers' expense: (i) cause an independent environmental engineer acceptable to Lender to conduct such tests of the site where such Borrower's non-compliance or alleged non-compliance with such Environmental Laws has occurred as to such non-compliance and prepare and deliver to Lender a report as to such non-compliance setting forth the results of such tests, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof and (ii) provide to Lender a supplemental report of such engineer whenever the scope of such non-compliance, or such Borrower's response thereto or the estimated costs thereof, shall change in any material respect.

               (e) Borrowers shall indemnify and hold harmless Lender, its directors, officers, employees, agents, invitees, representa tives, successors and assigns, from and against any and all losses, claims, damages, liabilities, costs, and expenses (including attorneys' fees and legal expenses) directly or indirectly arising out of or attributable to the use, generation, manufacture, reproduction, storage, release, threatened release, spill, discharge, disposal or presence of a Hazardous Material, including, without limitation, the costs of any required or necessary repair, cleanup or other remedial work with respect to any property of Borrowers and the preparation and implementation of any closure, remedial or other required plans. All representations, warranties, covenants and indemnifications in this Section 9.3 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

       9.4 Payment of Taxes and Claims. Each Borrower shall duly pay and discharge all taxes, assessments, contributions and governmental charges upon or against it or its properties or assets, except for taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to such Borrower and with respect to which adequate reserves have been set aside on its books. Each Borrower shall be liable for any tax or penalties imposed on Lender as a result of the financing arrangements provided for herein and Borrowers agree to indemnify and hold Lender harmless with respect to the foregoing, and to repay to Lender on demand the amount thereof, and until paid by Borrowers such amount shall be added and deemed part of the Loans, provided, that, nothing contained herein shall be construed to require Borrowers to pay any income or franchise taxes attributable to the income of Lender from any amounts charged or paid hereunder to Lender. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

       9.5  Insurance.   Each  Borrower  shall,  at  all  times,  maintain  with
financially sound and reputable insurers insurance with respect to the Collateral against loss or damage and all other insurance of the kinds and in the amounts customarily insured against or carried by corporations of established reputation engaged in the same or similar businesses and similarly situated. Said policies of insurance shall be satisfactory to Lender as to form, amount and insurer. Each Borrower shall furnish certificates, policies or endorsements to Lender as Lender shall require as proof of such insurance, and, if any Borrower fails to do so, Lender is authorized, but not required, to obtain such insurance at the expense of Borrowers. All policies shall provide for at least thirty (30) days prior written notice to Lender of any cancellation or reduction of coverage and that Lender may act as attorney for Borrowers in obtaining, and at any time an Event of Default exists or has occurred and is continuing, adjusting, settling, amending and canceling such insurance. Each Borrower shall cause Lender to be named as a loss payee and an additional insured (but without any liability for any premiums) under such insurance policies and each Borrower shall obtain non-contributory lender's loss payable endorsements to all insurance policies in form and substance satisfactory to Lender. Such lender's loss payable endorsements shall specify that the proceeds of such insurance shall be payable to Lender as its interests may appear and further specify that Lender shall be paid regardless of any act or omission by any Borrower or any of its affiliates. At its option, Lender may apply any insurance proceeds received by Lender at any time to the cost of repairs or replacement of Collateral and/or to payment of the Obligations, whether or not then due, in any order and in such manner as Lender may determine or hold such proceeds as cash collateral for the Obligations.

       9.6     Financial Statements and Other Information.

               (a) Each Borrower shall keep proper books and records in which true and complete entries shall be made of all dealings or transactions of or in relation to the Collateral and the business of such Borrower and its subsidiaries (if any) in accordance with GAAP and such Borrower shall furnish or cause to be furnished to Lender: (i) within thirty (30) days after the end of each fiscal month, except within sixty (60) days after the end of each December and forty-five (45) days after the end of each January, March, June and September, monthly unaudited consolidated and consolidating financial statements (including in each case balance sheets, statements of income and loss, statements of cash flow, and statements of shareholders' equity), all in reasonable detail, fairly presenting in all material respects the financial position and the results of the operations of Borrowers and each of their subsidiaries as of the end of and through such fiscal month, and (ii) within ninety (90) days after the end of each fiscal year, unaudited consolidating financial statements and audited consolidated financial statements (including in each case balance sheets, statements of income and loss, statements of cash flow and statements of shareholders' equity), and the accompanying notes thereto, all in reasonable detail, fairly presenting in all material respects the financial position and the results of the operations of HMG Worldwide and its subsidiaries as of the end of and for such fiscal year, together with, as such audited financial statements, the unqualified report of independent certified public accountants, which accountants shall be an independent accounting firm selected by Borrowers and reasonably acceptable to Lender (it being agreed by Lender that, as of the date hereof, Friedman, Alpren & Green is acceptable to Lender), that such consolidated financial statements have been prepared in accordance with GAAP, and present fairly in all material respects the results of operations and financial condition of HMG Worldwide and its subsidiaries as of the end of and for the fiscal year then ended.

               (b) Each Borrower shall promptly notify Lender in writing of the details of (i) any loss, damage, investigation, action, suit, proceeding or claim relating to the Collateral or any other property which is security for the Obligations having a value in excess of $25,000 or which would result in any material adverse change in such Borrower's business, properties, assets, goodwill or condition, financial or otherwise and (ii) the occurrence of any Event of Default or event which, with the passage of time or giving of notice or both, would constitute an Event of Default.

               (c) HMG Worldwide shall promptly after the sending or filing thereof furnish or cause to be furnished to Lender copies of all reports which HMG Worldwide sends to its stockholders generally and copies of all reports and registration statements which any Borrower files with the Securities and Exchange Commission (including all reports on Forms 8-K, 10-K and 10-Q), any national securities exchange or the National Association of Securities Dealers, Inc.

               (d) Borrowers shall furnish or cause to be furnished to Lender such budgets, forecasts, projections and other information respecting the Collateral and the business of Borrowers, as Lender may, from time to time, reasonably request. Lender is hereby authorized to deliver a copy of any financial statement or any other information relating to the business of Borrowers to any court or other government agency or to any participant or assignee or prospective participant or assignee. Borrowers hereby irrevocably authorize and direct all accountants or auditors to deliver to Lender, at Borrowers' expense, copies of the financial statements of Borrowers and any reports or management letters prepared by such accountants or auditors on behalf of Borrowers and to disclose to Lender such information as they may have regarding the business of Borrowers. Any documents, schedules, invoices or other papers delivered to Lender may be destroyed or otherwise disposed of by Lender one (1) year after the same are delivered to Lender, except as otherwise designated by Borrowers to Lender in writing.

       9.7 Sale of Assets, Consolidation, Merger, Dissolution, Etc. No Borrower shall, directly or indirectly, (a) merge into or with or consolidate with any other Person or permit any other Person to merge into or with or consolidate with it, or (b) sell, assign, lease, transfer, abandon or otherwise dispose of any stock or indebtedness to any other Person or any of its assets to any other Person (except for (i) sales of Inventory in the ordinary course of business, (ii) sales or other dispositions of Inventory samples and other items of inventory not saleable in the ordinary course of business, provided, that, the Value of such Inventory so sold by all Borrowers on a combined basis does not exceed $150,000 in the aggregate in any one fiscal year, (iii) the disposition of worn-out or obsolete Equipment or Equipment no longer used in the business of such Borrower so long as (A) all proceeds are paid to Lender and (B) such sales do not involve Equipment having an aggregate fair market value in excess of $20,000 for all such Equipment disposed of in any fiscal year of Borrowers, (iv) trade-ins and other exchanges of telephone and other office equipment in exchange for similar equipment having a fair market value greater than such equipment exchanged), or (c) form or acquire any subsidiaries, or (d) wind up, liquidate or dissolve or (e) agree to do any of the foregoing.

       9.8 Encumbrances. No Borrower shall create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien, charge or other encumbrance of any nature whatsoever on any of its assets or properties, including the Collateral, except: (a) liens and security interests in favor of Lender; (b) liens securing the payment of taxes, either not yet overdue or the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to such Borrower and with respect to which adequate reserves have been set aside on its books and Availability Reserves have been established if required by Lender hereunder in the amount of such taxes plus interest and possible penalties thereon; (c) non-consensual statutory liens (other than liens securing the payment of taxes) arising in the ordinary course of such Borrower's business to the extent: (i) such liens secure indebtedness which is not overdue or (ii) such liens secure indebtedness relating to claims or liabilities which are fully insured and being defended at the sole cost and expense and at the sole risk of the insurer or being contested in good faith by appropriate proceedings diligently pursued and available to such Borrower, in each case prior to the commencement of foreclosure or other similar proceedings and with respect to which adequate reserves have been set aside on its books; (d) subject to the provisions of the Mortgages, zoning restrictions, easements, licenses, covenants and other restrictions affecting the use of Real Property which do not interfere in any material respect with the use of such Real Property or ordinary conduct of the business of Borrower as presently conducted thereon or materially impair the value of the Real Property which may be subject thereto; (e) purchase money security interests in Equipment (including capital leases) not to exceed $50,000 in the aggregate at any time outstanding so long as such security interests do not apply to any property of Borrowers other than the Equipment so acquired, and the indebtedness secured thereby does not exceed the cost of the Equipment so acquired; (f) a mortgage lien granted by HMG Manufacturing upon only the Real Property located at 234 South 8th Street, Reading, Pennsylvania in favor of a financial institution or government agency to secure permitted indebtedness set forth in Section 9.9(f) hereof, provided, that, Lender receives a written agreement, in form and substance satisfactory to Lender, from such lender permitting Lender, without charge, access to and the right to remain on such Real Property for a period of not less than one hundred twenty (120) days after notice from such lender directing removal of Collateral located on such Real Property, which notice is given following acceleration of the indebtedness secured by such mortgage lien; (g) a mortgage lien, subordinate in priority to the liens of Lender, granted by HMG Manufacturing upon only the Eligible Additional Real Property to secure subordinated indebtedness under certain of the PIDA Loans, to the extent permitted under Section 9.9(g) hereof; provided, that, Lender receives a written subordination and intercreditor agreement and a subordination instrument, in recordable form, all in form and substance satisfactory to Lender, as further described in Section 9.9(g) hereof; and (h) the security interests and liens set forth on Schedule 8.4 hereto.

       9.9 Indebtedness. No Borrower shall incur, create, assume, become or be liable in any manner with respect to, or permit to exist, any obligations or indebtedness, except:

               (a) the Obligations;

               (b) trade obligations and normal accruals in the ordinary course of business not yet due and payable, or with respect to which any Borrower is contesting in good faith the amount or validity thereof by appropriate proceedings diligently pursued and available to such Borrower and with respect to which adequate reserves have been set aside on its books;

               (c) purchase money indebtedness (including capital leases) to the extent not incurred or secured by liens (including capital leases) in violation of any other provision of this Agreement;

               (d) obligations or indebtedness of one Borrower to another Borrower (other than HMG Worldwide) for (i) inventory purchases, overhead allocations and other trade obligations and related intercompany accounts, in the ordinary course of business consistent with past practices and subject to the provisions of Section 9.12 hereof and in accordance with the Requirements Agreement referred to in Section 9.12 hereof and (ii) short term loans and advances in the ordinary course of business consistent with past practices in the aggregate amount not to exceed, at any time outstanding, for all Borrowers on a combined basis, the amount of $250,000; provided, that, in each case under clause (ii), as of the date of such incurrence of debt, no Event of Default, or condition or event which, with notice or passage of time, or both, would constitute an Event of Default, shall exist or have occurred and be continuing;

               (e) unsecured indebtedness of Borrowers for borrowed money incurred after the date hereof, which indebtedness is subject and subordinate in right of payment to the right of Lender to receive the prior indefeasible payment and satisfaction in full payment of all of the Obligations; provided, that, (i) Lender shall have received not less than thirty (30) days prior written notice of the intention to incur such indebtedness, which notice shall set forth in reasonable detail satisfactory to Lender, the amount of such indebtedness, the person or persons to whom such indebtedness will be owed, the interest rate, the schedule of repayments and maturity date with respect thereto and such other information as Lender may reasonably request with respect thereto, (ii) Lender shall have received true, correct and complete copies of all agreements, documents and instruments evidencing or otherwise related to such indebtedness, (iii) after giving effect to the incurrence of such indebtedness, no Event of Default or condition or event which, with the passage of time, or both, would constitute an Event of Default, shall exist or have occurred and be continuing, (iv) such indebtedness shall be incurred by Borrowers at commercially reasonable rates and terms in an arm's length transaction, and if such borrowing is from an affiliate of Borrowers, then at rates and on terms no less favorable to Borrowers than Borrowers would obtain in a comparable arm's length transaction with a person who is not an affiliate, (v) such indebtedness shall not at any time include terms and conditions which in any manner adversely affect Lender or any rights of Lender as determined in good faith by Lender, (vi) the terms of such indebtedness, upon which Lender shall expressly be permitted to rely, shall only require regularly scheduled payments of principal and interest in respect of such indebtedness, and shall only require such payments to be made or accepted so long as (A) no Event of Default or condition or event which, with notice or passage of time, or both, would constitute an Event of Default shall exist or have occurred and be continuing and (B) Borrower shall have Excess Availability of at least $700,000 at all times during the thirty (30) day period immediately prior to any such payment and immediately after giving effect thereto, (vii) Borrowers shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such indebtedness or any agreement, document or instrument related thereto in any material respect, or (B) redeem, retire, defease, purchase or otherwise acquire such indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, except to convert such indebtedness into common stock of Borrowers (subject, nevertheless, to Section 10.1(j) hereof) and (viii) Borrowers shall furnish to Lender all notices or demands in connection with such indebtedness either received by a Borrower or on its behalf, promptly after the receipt thereof, or sent by a Borrower or on its behalf, concurrently with the sending thereof, as the case may be;

               (f) indebtedness of HMG Manufacturing incurred after the date hereof for money borrowed from a financial institution or government agency in an amount not to exceed the principal amount of $600,000, secured only by the Real Property located at 234 South 8th Street, Reading, Pennsylvania to the extent such mortgage lien is permitted pursuant to Section 9.8(f), provided, that, (i) Lender shall have received not less than thirty (30) days prior written notice of the intention to incur such indebtedness, which notice shall set forth in reasonable detail satisfactory to Lender, the amount of such indebtedness, the person or persons to whom such indebtedness will be owed, the interest rate, the schedule of repayments and maturity date with respect thereto and such other information as Lender may reasonably request with respect thereto, (ii) Lender shall have received true, correct and complete copies of all agreements, documents and instruments evidencing or otherwise related to such indebtedness, (iii) after giving effect to the incurrence of such indebtedness, no Event of Default, or condition or event which with the passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing, (iv) such indebtedness shall be incurred by HMG Manufacturing at commercially reasonable rates and terms of repayment (which Lender hereby agrees would include rates of three and three quarters (3.75%) percent per annum and monthly amortization in equal installments over fifteen
(15) years), (v) such indebtedness shall not at any time include terms and conditions which in any manner adversely affect Lender or any rights of Lender as determined in good faith by Lender (except that such terms shall require the subordination of Lender's lien upon such Real Property to the extent provided in
Section 5.2 hereof), (vi) Borrowers shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such indebtedness or any agreement, document or instrument related thereto in any material respect, or (B) redeem, retire, defease, purchase or otherwise acquire such indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, (vii) Borrowers shall furnish to Lender all notices or demands in connection with such indebtedness either received by a Borrower or on its behalf, promptly after the receipt thereof, or sent by a Borrower or on its behalf, concurrently with the sending thereof, as the case may be;

               (g) unsecured indebtedness of HMG Manufacturing under the PIDA Loans, other than those PIDA Loans described in Section 9.9(f) hereof, which indebtedness is subordinate in right of payment to the right of Lender to receive full and indefeasible payment of the Obligations; provided, that: (i) HMG Manufacturing shall not, directly or indirectly, make any payments in respect of such indebtedness, including, but not limited to, any prepayments or other non-mandatory payments, except that until an Event of Default, or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing, HMG Manufacturing may make regularly scheduled payments of principal and interest at commercially reasonable rates and terms in accordance with the terms of such agreement or instrument as in effect on the date of execution or issuance thereof, (ii) HMG Manufacturing shall not, directly or indirectly, (A) amend, modify, alter or change any terms of such indebtedness or any agreement, document or instrument related thereto, or (B) redeem, retire, defease, purchase or otherwise acquire such indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, (iii) HMG Manufacturing shall furnish to Lender all notices, demands or other materials concerning such indebtedness either received by HMG Manufacturing or on its behalf, promptly after receipt thereof, or sent by HMG Manufacturing or on its behalf, concurrently with the sending thereof, as the case may be, and (iv) Lender shall have entered into an intercreditor and subordination agreement, in form and substance satisfactory to Lender, with the holder(s) of such indebtedness and PIDA providing for among other things (A) the subordination of the indebtedness of HMG Manufacturing described in this Section 9.9(g), (B) the absolute and unconditional subordination in favor of Lender of the mortgage lien upon the Eligible Additional Real Property securing such indebtedness under the PIDA Loans, (C) restrictions on enforcement actions with respect to such subordinate indebtedness and subordinate mortgage lien, (D) release provisions requiring such mortgage lien to be released in the event the Eligible Additional Real Property is to be sold or otherwise disposed of by Lender or by HMG
Manufacturing with the consent of Lender, and (E) other provisions for the protection of the security interests and liens of Lender in the Collateral; and

               (h) the indebtedness set forth on Schedule 9.9 hereto; provided, that, (i) the applicable Borrowers indebted thereon may only make regularly scheduled payments of principal and interest in respect of such indebtedness in accordance with the terms of the agreement or instrument evidencing or giving rise to such indebtedness as in effect on the date hereof, (ii) Borrowers shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such indebtedness or any agreement, document or instrument related thereto as in effect on the date hereof, or (B) redeem, retire, defease, purchase or otherwise acquire such indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and (iii) Borrowers shall furnish to Lender all notices or demands in connection with such indebtedness either received by a Borrower or on its behalf, promptly after the receipt thereof, or sent by a Borrower or on its behalf, concurrently with the sending thereof, as the case may be.

       9.10 Loans, Investments, Guarantees, Etc. No Borrower shall, directly or indirectly, make any loans or advance money or property to any person, or invest in (by capital contribution, dividend or otherwise) or purchase or repurchase the stock or indebtedness or all or a substantial part of the assets or property of any person, or guarantee, assume, endorse, or otherwise become responsible for (directly or indirectly) the indebtedness, performance, obligations or dividends of any Person or agree to do any of the foregoing, except: (a) the endorsement of instruments for collection or deposit in the ordinary course of business; (b) investments in Cash Equivalents; provided, that, as to any of the foregoing, unless waived in writing by Lender, Borrowers shall take such actions as are deemed necessary by Lender to perfect the security interest of Lender in such investments, including with respect to the Custodial Account as provided herein;
(c) loans and advances by one Borrower to another Borrower constituting permitted indebtedness of the recipient Borrower under Section 9.9 hereof; (d) investments by HMG Worldwide in and advances to HMG Europe, B.V. in an amount not to exceed $200,000 to cover costs and expenses incurred by HMG Europe, B.V. in connection with winding down its business operations; (e) investments by HMG Worldwide in and advances to Creative Displays, Inc. in an amount not to exceed $30,000 per month to cover real property lease obligations of Creative Displays, Inc. through July 31, 1997; (f) advance payments (including commissions) to providers of goods and services to a Borrower in the ordinary course of such Borrower's business and subject to the terms and conditions set forth in Section
9.12 hereof;  and (g) the existing  loans,  advances and guarantees set forth on
Schedule 9.10 hereto; provided, that, as to such loans, advances and guarantees identified on Schedule 9.10, (i) Borrowers shall not, directly or indirectly,
(A)  increase the  principal  amount of such loans from the amounts set forth on
Schedule 9.10, reduce the interest rates applicable to such loans, or forgive or cancel any indebtedness in respect of such loans, or (B) as to matters not covered by clause (A), after an Event of Default that is continuing or condition or event which with notice or passage of time or both would constitute an Event of Default, amend, modify, alter or change the terms of such loans, advances or guarantees or any agreement, document or instrument related thereto, or (C) as to such guarantees, redeem, retire, defease, purchase or otherwise acquire the obligations arising pursuant to such guarantees (other than in accordance with the terms of such instruments), or set aside or otherwise deposit or invest any sums for such purpose, and (ii) Borrowers shall furnish to Lender all notices, demands or other material in connection with such loans, advances or guarantees or other indebtedness subject to such guarantees either received by a Borrower or on its behalf, promptly after the receipt thereof, or sent by a Borrower or on its behalf, concurrently with the sending thereof, as the case may be.

       9.11 Dividends and Redemptions. No Borrower shall, directly or indirectly, declare or pay any dividends on account of any shares of class of capital stock of any Borrower now or hereafter outstanding, or set aside or otherwise deposit or invest any sums for such purpose, or redeem, retire, defease, purchase or otherwise acquire any shares of any class of capital stock (or set aside or otherwise deposit or invest any sums for such purpose) for any consideration other than common stock or apply or set apart any sum, or make any other distribution (by reduction of capital or otherwise) in respect of any such shares or agree to do any of the foregoing.

       9.12 Transactions with Affiliates. No Borrower shall, directly or indirectly, (a) purchase, acquire or lease any property from, or sell, transfer or lease any property to, any officer, director, agent or any other affiliate of such Borrower, except for sales of finished goods Inventory to HMG In-Store by HMG Manufacturing or Intermark in the ordinary course of and pursuant to the reasonable requirements of such Borrower's business for fair consideration and upon commercially reasonable terms and in accordance with the Requirements Agreement, dated of even date herewith, between HMG In-Store and HMG Manufacturing (as in effect on the date hereof), or (b) make any payments of management, consulting or other fees for management or similar services, or of any indebtedness owing to any officer, employee, shareholder, director or other person affiliated with such Borrower except (i) repayments of short term loans and advances by one Borrower to another Borrower otherwise permitted hereunder, (ii) reasonable compensation to officers, employees and directors for services rendered to Borrower in the ordinary course of business, and (iii) payments of reasonable fees and expenses for legal services or financial advisory services rendered to Borrowers by an affiliated law or financial advisory firm (as the case may be) of any director of any Borrower, (iv) payments by one Borrower (other than HMG Worldwide) to HMG Worldwide for corporate overhead allocations of legal, audit, insurance and other like expenses, incurred in the ordinary course of business for the benefit of the other Borrowers, in the aggregate not to exceed, for all Borrowers, other than HMG Worldwide, the amount of $1,000,000 for all such payments in any one fiscal year of Borrowers; provided, that, as of the date of each such payment, no Event of Default, or condition or event which, with notice or passage of time, or both, would constitute an Event of Default, shall exist or have occurred and be continuing.

       9.13    Custodial Account; Additional Bank Accounts.

               (a) HMG Worldwide shall at all times maintain the Custodial Account and Custodial Account Agreement in full force and effect.

               (b) No Borrower shall, directly or indirectly, open, establish or maintain any deposit account, investment account or any other account with any bank or other financial institution, other than the Blocked Accounts and the accounts set forth in Schedule 8.8 hereto, except: (c) as to any new or additional Blocked Accounts and other such new or additional accounts which contain any Collateral or proceeds thereof, with the prior written consent of Lender and subject to such conditions thereto as Lender may establish and (d) as to any accounts used by Borrowers to make payments of payroll, taxes or other obligations to third parties, after prior written notice to Lender.

       9.14 Compliance with ERISA. Borrowers shall not, with respect to any "employee benefit plans" maintained by Borrower or any of its ERISA Affiliates:

               (a) (i) terminate any of such employee benefit plans so as to incur any liability to the Pension Benefit Guaranty Corporation established pursuant to ERISA, (ii) allow or suffer to exist any prohibited transaction involving any of such employee benefit plans or any trust created thereunder which would subject Borrowers or such ERISA Affiliate to a tax or penalty or other liability on prohibited transactions imposed under Section 4975 of the Code or ERISA, (iii) fail to pay to any such employee benefit plan any contribution which it is obligated to pay under Section 302 of ERISA, Section 412 of the Code or the terms of such plan, (iv) except as set forth on Schedule
8.10 hereto, allow or suffer to exist any accumulated funding deficiency, whether or not waived, with respect to any such employee benefit plan, (v) except as set forth on
Schedule 8.10 hereto, allow or suffer to exist any occurrence of a reportable event or any other event or condition which presents a material risk of termination by the Pension Benefit Guaranty Corporation of any such employee benefit plan that is a single employer plan, which termination could result in any liability to the Pension Benefit Guaranty Corporation or (vi) incur any withdrawal liability with respect to any multiemployer plan.

               (b) As used in this Section 9.14, the terms "employee benefit plans", "accumulated funding deficiency" and "reportable event" shall have the respective meanings assigned to them in ERISA, and the term "prohibited transaction" shall have the meaning assigned to it in Section 4975 of the Code and ERISA.

       9.15 Tangible Net Worth. Borrowers shall, at all times, during each of the respective periods set forth in the table below, maintain Tangible Net Worth in an amount not less than the dollar amount set forth below for such period:

               Amount                                     Period

               (a)    negative $600,000            from the date hereof to
                                                   and including May 31,
                                                   1997

               (b)    $0                           from June 1, 1997 to and
                                                   including November 30,
                                                   1997

               (c)    $250,000                     from December 1, 1997 and
                                                   at all times thereafter

       9.16 Costs and Expenses. Borrowers shall pay to Lender on demand all costs, expenses, filing fees and taxes paid or payable in connection with the preparation, negotiation, execution, delivery, recording, administration, collection, liquidation, enforcement and defense of the Obligations, Lender's rights in the Collateral, this Agreement, the other Financing Agreements and all other documents related hereto or thereto, including any amendments, supplements or consents which may hereafter be contemplated (whether or not executed) or entered into in respect hereof and thereof, including: (a) all costs and expenses of filing or recording (including Uniform Commercial Code financing statement filing taxes and fees, documentary taxes, intangibles taxes and mortgage recording taxes and fees, if applicable); (b) costs and expenses and fees for title insurance (if applicable) and other insurance premiums, environmental audits, surveys, assessments, engineering reports and inspections, appraisal fees and search fees; (c) costs and expenses of remitting loan proceeds, collecting checks and other items of payment, and establishing and maintaining the Blocked Accounts, together with Lender's customary charges and fees with respect thereto; (d) charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations; (e) costs and expenses of preserving and protecting the Collateral; (f) costs and expenses paid or incurred in connection with obtaining payment of the Obligations, enforcing the security interests and liens of Lender, selling or otherwise realizing upon the Collateral, and otherwise enforcing the provisions of this Agreement and the other Financing Agreements or defending any claims made or threatened against Lender arising out of the transactions contemplated hereby and thereby (including preparations for and consultations concerning any such matters); (g) all out-of-pocket expenses and costs heret ofore and from time to time hereafter incurred by Lender during the course of periodic field examinations of the Collateral and Borrowers' operations, plus a per diem charge at the rate of $600 per person per day for Lender's examiners in the field and office; and (h) the fees and disbursements of counsel (including legal assistants) to Lender in connection with any of the foregoing.

       9.17 Further Assurances. At the request of Lender at any time and from time to time, Borrowers shall, at Borrowers' expense, duly execute and deliver, or cause to be duly executed and delivered, such further agreements, documents and instruments, and do or cause to be done such further acts as may be necessary or proper to evidence, perfect, maintain and enforce the security interests and the priority thereof in the Collateral and to otherwise effectuate the provisions or purposes of this Agreement or any of the other Financing Agreements. Lender may at any time and from time to time request a certificate from an officer of each Borrower representing that all conditions precedent to the making of Loans and providing Letter of Credit Accommodations contained herein are satisfied. In the event of such request by Lender, Lender may, at its option, cease to make any further Loans or provide any further Letter of Credit Accommodations until Lender has received such certificate and, in addition, Lender has determined that such conditions are satisfied. Where permitted by law, each Borrower hereby authorizes Lender to execute and file one or more UCC financing statements signed only by Lender.

SECTION 10.           EVENTS OF DEFAULT AND REMEDIES

       10.1 Events of Default. The occurrence or existence of any one or more of the following events are referred to herein individually as an "Event of Default", and collectively as "Events of Default":

               (a) any Borrower fails (i) to pay when due any of the Obligations or fails to perform any of the terms, covenants, conditions or provisions contained in this Agreement or any of the other Financing Agreements or (ii) to perform any of the terms, covenants, conditions or provisions contained in this Agreement or any of the other Financing Agreements other than as described in
Section 10.1(a)(i) and such failure shall continue for ten (10) days; provided, that, such ten (10) day period shall not apply in the case of: (A) any failure to observe any such term, covenant, condition or provision which is not capable of being cured at all or within such ten (10) day period or which has been the subject of a prior failure within a six (6) month period or (B) an intentional breach by Borrower of any such term, covenant, condition or provision, or (C) the failure to observe or perform any of the covenants or provisions contained in Sections 6.3, 7.1, 7.2, 7.3, 7.4, 7.7, 9.1, 9.2, 9.4, 9.5, 9.7, 9.8, 9.9,
9.10, 9.11, 9.12, 9.13, 9.14 or 9.15 of this Agreement or any covenants or agreements covering substantially the same matter as such sections in any of the other Financing Agreements;

               (b) any representation, warranty or statement of fact made by any Borrower to Lender in this Agreement, the other Financing Agreements or any other agreement, schedule, confirmatory assignment or otherwise shall when made or deemed made be false or misleading in any material respect;

               (c) any Obligor revokes, terminates or fails to perform any of the terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such party in favor of Lender;

               (d) any judgment for the payment of money is rendered against any Borrower or any Obligor in excess of $50,000 in any one case or in excess of $100,000 in the aggregate and shall remain undischarged or unvacated for a period in excess of forty-five (45) days or execution shall at any time not be effectively stayed, or any judgment other than for the payment of money, or injunction, attachment, garnishment or execution is rendered against any Borrower or any Obligor or any of their assets;

     (e) any Obligor (being a natural person or a general partner of an Obligor which is a partnership) dies or any Borrower or any Obligor, which is a partnership, limited liability company, limited liability partnership or a corporation, dissolves (other than Electronic Voting Systems Inc. and Creative Displays, Inc.) or suspends or discontinues doing business;

               (f) any Borrower or any Obligor becomes insolvent (however defined or evidenced), makes an assignment for the benefit of creditors, makes or sends notice of a bulk transfer or calls a meeting of its creditors or principal creditors;

               (g) a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed against any Borrower or any Obligor or all or any part of its properties and such petition or application is not dismissed within thirty
(30) days after the date of its filing or any Borrower or any Obligor shall file any answer admitting or not contesting such petition or application or indicates its consent to, acquiescence in or approval of, any such action or proceeding or the relief requested is granted sooner;

               (h) a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at a law or equity) is filed by any Borrower or any Obligor or for all or any part of its property; or

               (i) any default by any Borrower or any Obligor under any agreement, document or instrument relating to any indebtedness for borrowed money owing to any person other than Lender, or any capitalized lease obligations, contingent indebtedness in connection with any guarantee, letter of credit, indemnity or similar type of instrument in favor of any person other than Lender, in any case in an amount in excess of $50,000, which default continues for more than the applicable cure period, if any, with respect thereto, or any default by any Borrower or any Obligor under any material contract, lease, license or other obligation to any person other than Lender, which default continues for more than the applicable cure period, if any, with respect thereto;

               (j) any change in the controlling ownership of any Borrower (other than HMG Worldwide);

               (k) the indictment or threatened indictment of any Borrower or any Obligor under any criminal statute, or commencement or threatened commencement of criminal or civil proceedings against any Borrower or any Obligor, pursuant to which statute or proceedings the penalties or remedies sought or available include forfeiture of any of the property of such Borrower or such Obligor having a value in excess of $50,000;

               (l) there shall be a material adverse change in the business, assets or prospects of HMG Worldwide and its subsidiaries taken as a whole after the date hereof; or

               (m) there shall be an event of default under any of the other Financing Agreements.

       10.2    Remedies.

               (a) At any time an Event of Default exists or has occurred and is continuing, Lender shall have all rights and remedies provided in this Agreement, the other Financing Agreements, the Uniform Commercial Code and other applicable law, all of which rights and remedies may be exercised without notice to or consent by any Borrower or any Obligor, except as such notice or consent is expressly provided for hereunder or required by applicable law. All rights, remedies and powers granted to Lender hereunder, under any of the other Financing Agreements, the Uniform Commercial Code or other applicable law, are cumulative, not exclusive and enforceable, in Lender's discretion, alternatively, successively, or concurrently on any one or more occasions, and shall include, without limitation, the right to apply to a court of equity for an injunction to restrain a breach or threatened breach by any Borrower of this Agreement or any of the other Financing Agreements. Lender may, at any time or times, proceed directly against any Borrower or any Obligor to collect the Obligations without prior recourse to the Collateral.

               (b) Without limiting the foregoing, at any time an Event of Default exists or has occurred and is continuing, Lender may, in its discretion and without limitation, (i) accelerate the payment of all Obligations and demand immediate payment thereof to Lender (provided, that, upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h), all Obligations shall automatically become immediately due and payable), (ii) with or without judicial process or the aid or assistance of others, enter upon any premises on or in which any of the Collateral may be located and take possession of the Collateral or complete processing, manufacturing and repair of all or any portion of the Collateral, (iii) require Borrowers, at Borrowers' expense, to assemble and make available to Lender any part or all of the Collateral at any place and time designated by Lender, (iv) collect, foreclose, receive, appropriate, setoff and realize upon any and all Collateral, (v) remove any or all of the Collateral from any premises on or in which the same may be located for the purpose of effecting the sale, foreclosure or other disposition thereof or for any other purpose, (vi) sell, lease, transfer, assign, deliver or otherwise dispose of any and all Collateral (including entering into contracts with respect thereto, public or private sales at any exchange, broker's board, at any office of Lender or elsewhere) at such prices or terms as Lender may deem reasonable, for cash, upon credit or for future delivery, with the Lender having the right to purchase the whole or any part of the Collateral at any such public sale, all of the foregoing being free from any right or equity of redemption of any Borrower, which right or equity of redemption is hereby expressly waived and released by each Borrower and/or (vii) terminate this Agreement. If any of the Collateral is sold or leased by Lender upon credit terms or for future delivery, the Obligations shall not be reduced as a result thereof until payment therefor is finally collected by Lender. If notice of disposition of Collateral is required by law, five (5) days prior notice by Lender to Borrowers designating the time and place of any public sale or the time after which any private sale or other intended disposition of Collateral is to be made, shall be deemed to be reasonable notice thereof to Borrowers and each Borrower waives any other notice. In the event Lender institutes an action to recover any Collateral or seeks recovery of any Collateral by way of prejudgment remedy, each Borrower waives the posting of any bond which might otherwise be required.

               (c) Lender may apply the cash proceeds of Collateral actually received by Lender from any sale, lease, foreclosure or other disposition of the Collateral to payment of the Obligations, in whole or in part and in such order as Lender may elect, whether or not then due. Each Borrower shall remain liable to Lender for the payment of any deficiency with interest at the highest rate provided for herein and all costs and expenses of collection or enforcement, including attorneys' fees and legal expenses.

               (d) Without limiting the foregoing, upon the occurrence of an Event of Default or an event which with notice or passage of time or both would constitute an Event of Default, Lender may, at its option, without notice, (i) cease making Loans or arranging for Letter of Credit Accommodations or reduce the lending formulas or amounts of Revolving Loans and Letter of Credit Accommodations available to Borrowers and/or (ii) terminate any provision of this Agreement providing for any future Loans or Letter of Credit Accommodations to be made by Lender to Borrowers.

       10.3    CONFESSION OF JUDGMENT AND WAIVERS.

               (a) EACH BORROWER, TO THE EXTENT PERMITTED BY LAW, AND WITHOUT THE FURTHER CONSENT OF OR NOTICE TO SUCH BORROWER, HEREBY IRREVOCABLY AND UNCONDITIONALLY AUTHORIZES THE PROTHONOTARY, CLERK OF COURT, OR ANY ATTORNEY OF ANY COURT OF RECORD IN THE

COMMONWEALTH OF PENNSYLVANIA, OR ANY OTHER JURISDICTIONS, AS ATTORNEY FOR SUCH BORROWER, TO APPEAR FOR SUCH BORROWER IN SUCH COURT AND CONFESS JUDGMENT AGAINST SUCH BORROWER IN FAVOR OF LENDER, AND ITS SUCCESSORS AND ASSIGNS, AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT, FOR ALL OR ANY PORTION OF THE UNPAID PRINCIPAL BALANCE, UNPAID AND CONTINUING INTEREST, COSTS AND EXPENSES (INCLUDING WITHOUT LIMITATION ATTORNEYS' FEES NOT TO EXCEED 10% OF THE UNPAID PRINCIPAL BALANCE), AND ALL OTHER OBLIGATIONS UNDER THIS AGREEMENT, FOR WHICH A VERIFIED COPY HEREOF SHALL BE SUFFICIENT WARRANT. THE AUTHORITY TO ENTER
JUDGMENT SHALL NOT BE EXHAUSTED BY ONE EXERCISE HEREOF, BUT, TO THE EXTENT PERMITTED BY LAW, SHALL CONTINUE FROM TIME TO TIME UNTIL FULL PAYMENT OF ALL OBLIGATIONS UNDER THIS AGREEMENT AND UNTIL THIS AGREEMENT HAS BEEN TERMINATED. THE FOREGOING RIGHT AND REMEDY IS IN ADDITION TO AND NOT IN LIEU OF ANY OTHER RIGHT OR REMEDY AVAILABLE TO LENDER UNDER THIS AGREEMENT OR OTHERWISE.

               (b) EACH BORROWER, BEING FULLY AWARE OF ITS RIGHT TO NOTICE AND A HEARING CONCERNING THE VALIDITY OF ANY AND ALL CLAIMS THAT MAY BE ASSERTED AGAINST SUCH BORROWER BY LENDER BEFORE A JUDGMENT CAN BE ENTERED HEREUNDER OR BEFORE EXECUTION MAY BE LEVIED ON SUCH JUDGMENT AGAINST ANY AND ALL PROPERTY OF SUCH BORROWER, HEREBY WAIVES EACH OF THESE RIGHTS AND AGREES AND CONSENTS TO JUDGMENT BEING ENTERED BY CONFESSION IN ACCORDANCE WITH THE TERMS HEREOF AND EXECUTION BEING LEVIED ON SUCH JUDGMENT AGAINST ANY AND ALL PROPERTY OF SUCH BORROWER, IN EACH CASE WITHOUT FIRST GIVING NOTICE AND THE OPPORTUNITY TO BE HEARD ON THE VALIDITY OF THE CLAIM OR CLAIMS UPON WHICH SUCH JUDGMENT IS ENTERED.

SECTION 11.           JURY TRIAL WAIVER; OTHER WAIVERS

                      AND CONSENTS; GOVERNING LAW

       11.1    Governing Law; Choice of Forum; Service of Process; Jury
Trial Waiver.

               (a) The validity, interpretation and enforcement of this Agreement and the other Financing Agreements and any dispute arising out of the relationship between the parties hereto, whether in contract, tort, equity or otherwise, shall be governed by the internal laws of the State of New York (without giving effect to principles of conflicts of law), except with respect to Section 10.3 hereof, and any other provision of any of the other Financing Agreements providing for the right and remedy of confession of judgment, which shall be governed by the laws of the Commonwealth of Pennsylvania.

               (b) Each Borrower and Lender irrevocably consents and submits to the non-exclusive jurisdiction of the Supreme Court of the State of New York, County of New York and the United States District Court for the Southern District of New York and waive any objection based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement or any of the other Financing Agreements or in any way connected with or related or incidental to the dealings of the parties hereto in respect of this Agreement or any of the other Financing Agreements or the transactions related hereto or thereto, in each case whether now existing or hereafter arising, and whether in contract, tort, equity or otherwise, and agrees that any dispute with respect to any such matters shall be heard only in the courts described above (except that Lender shall have the right to bring any action or proceeding against any Borrower or its property in the courts of any other jurisdiction which Lender deems necessary or appropriate in order to realize on the Collateral or to otherwise enforce its rights against such Borrower or its property).

               (c) Each Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by certified mail (return receipt requested) directed to its address set forth on the signature pages hereof and service so made shall be deemed to be completed five (5) days after the same shall have been so deposited in the U.S. mails, or, at Lender's option, by service upon such Borrower in any other manner provided under the rules of any such courts. Within thirty (30) days after such service, such Borrowers shall appear in answer to such process, failing which Borrowers shall be deemed in default and judgment may be entered by Lender against such Borrower for the amount of the claim and other relief requested.

               (d) EACH BORROWER AND LENDER HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (i) ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR (ii) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. EACH BORROWER AND LENDER HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY BORROWER OR LENDER MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

               (e) Lender shall not have any liability to any Borrower (whether in tort, contract, equity or otherwise) for losses suffered by any Borrower in connection with, arising out of, or in any way related to the transactions or relationships contemplated by this Agreement, or any act, omission or event occurring in connection herewith, unless it is determined by a final and non-appealable judgment binding on Lender, that the losses were the result of Lender's own acts or omissions constituting gross negligence or willful misconduct. In any such litigation, Lender shall be entitled to the benefit of the rebuttable presumption that it acted in good faith and with the exercise of ordinary care in the performance by it of the terms of this Agreement.

       11.2 Waiver of Notices. Each Borrower hereby expressly waives demand, presentment, protest and notice of protest and notice of dishonor with respect to any and all instruments and commercial paper, included in or evidencing any of the Obligations or the Collateral, and any and all other demands and notices of any kind or nature whatsoever with respect to the Obligations, the Collateral and this Agreement, except such as are expressly provided for herein. No notice to or demand on any Borrower which Lender may elect to give shall entitle any Borrower to any other or further notice or demand in the same, similar or other circumstances.

       11.3 Amendments and Waivers. Neither this Agreement nor any provision hereof shall be amended, modified, waived or discharged orally or by course of conduct, but only by a written agreement signed by an authorized officer of Lender. Lender shall not, by any act, delay, omission or otherwise be deemed to have expressly or impliedly waived any of its rights, powers and/or remedies unless such waiver shall be in writing and signed by an authorized officer of Lender. Any such waiver shall be enforceable only to the extent specifically set forth therein. A waiver by Lender of any right, power and/or remedy on any one occasion shall not be construed as a bar to or waiver of any such right, power and/or remedy which Lender would otherwise have on any future occasion, whether similar in kind or otherwise.

       11.4 Waiver of Counterclaims. Each Borrower waives all rights to interpose any claims, deductions, setoffs or counterclaims of any nature (other then compulsory counterclaims) in any action or proceeding with respect to this Agreement, the Obligations, the Collateral or any matter arising therefrom or relating hereto or thereto.

       11.5 Indemnification. Borrowers shall indemnify and hold Lender, and its directors, agents, employees and counsel, harmless from and against any and all losses, claims, damages, liabilities, costs or expenses imposed on, incurred by or asserted against any of them in connection with any litigation, investigation, claim or proceeding commenced or threatened related to the negotiation, preparation, execution, delivery, enforcement, performance or administration of this Agreement, any other Financing Agreements, or any undertaking or proceeding related to any of the transactions contemplated hereby or any act, omission, event or transaction related or attendant thereto, including amounts paid in settlement, court costs, and the fees and expenses of counsel. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section may be unenforceable because it violates any law or public policy, Borrowers shall pay the maximum portion which they are permitted to pay under applicable law to Lender in satisfaction of indemnified matters under this Section. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

SECTION 12.           TERM OF AGREEMENT; MISCELLANEOUS

       12.1    Term.

               (a) This Agreement and the other Financing Agreements shall become effective as of the date set forth on the first page hereof and shall continue in full force and effect for a term ending on the date three (3) years from the date hereof (the "Renewal Date"), and from year to year thereafter, unless sooner terminated pursuant to the terms hereof; provided, that, Lender may, at its option, extend the Renewal Date to the date four (4) years from the date hereof by giving HMG Worldwide notice at least sixty (60) days prior to the third anniversary of this Agreement.

Lender or Borrowers (subject to Lender's right to extend the Renewal Date as provided above) may terminate this Agreement and the other Financing Agreements effective on the Renewal Date or on the anniversary of the Renewal Date in any year by giving to the other party at least sixty (60) days prior written notice; provided, that, this Agreement and all other Financing Agreements must be terminated simultaneously. Upon the effective date of termination or non-renewal of the Financing Agreements, Borrowers shall pay to Lender, in full, all outstanding and unpaid Obligations and shall furnish cash collateral to Lender in such amounts as Lender determines in good faith are reasonably necessary to secure Lender from loss, cost, damage or expense, including attorneys' fees and legal expenses, in connection with any contingent Obligations, including issued and outstanding Letter of Credit Accommodations and checks or other payments provisionally credited to the Obligations and/or as to which Lender has not yet received final and indefeasible payment. Such payments and cash collateral shall be remitted by wire transfer in Federal funds to such bank account of Lender, as Lender may, in its discretion, designate in writing to Borrowers for such purpose. Interest shall be due until and including the next business day, if the amounts so paid by Borrowers to the bank account designated by Lender are received in such bank account later than 12:00 noon, New York City time.

               (b) No termination of this Agreement or the other Financing Agreements shall relieve or discharge any Borrower of its respective duties, obligations and covenants under this Agreement or the other Financing Agreements until all Obligations have been fully and finally discharged and paid, and Lender's continuing security interest in the Collateral and the rights and remedies of Lender hereunder, under the other Financing Agreements and applicable law, shall remain in effect until all such Obligations have been fully and finally discharged and paid.

               (c) If for any reason this Agreement is terminated by Lender by reason of an Event of Default or at Borrowers' request, and such termination becomes effective prior to the end of the then current term or renewal term of this Agreement, in view of the impracticality and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrowers agree to pay to Lender, upon the effective date of such termination, an early termination fee in the amount set forth below if such termination is effective in the period indicated:

                      Amount                                           Period

  (i)  3% of Maximum Credit                 From the date hereof to and
                                            including November 21, 1997.

 (ii)  2% of Maximum Credit                 From November 22, 1997 to and
                                            including November 21, 1998.

(iii)  .5% of Maximum Credit                From November 22, 1998 to and
                                            including May 21, 1999, unless
                                            this Agreement is renewed or
                                            extended for a fourth year, in
                                            which case, from November 22,
                                            1998 to and including May 21,
                                            2000.

 (iv)  .25% of Maximum Credit               From May 22, 1999 to and
                                            including November 21, 1999,
                                            unless this Agreement is renewed
                                            or extended for a fourth year, in
                                            which case, from May 22, 2000 to
                                            and including November 21, 2000.

Such early termination fee shall be presumed to be the amount of damages sustained by Lender as a result of such early termination and Borrowers agree that it is reasonable under the circumstances currently existing. In addition, and without limiting the foregoing, Lender shall be entitled to such early termination fee upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h) hereof, even if Lender does not exercise its right to terminate this Agreement, but elects, at its option, to provide financing to any Borrower or permit the use of cash collateral under the United States Bankruptcy Code. The early termination fee provided for in this Section 12.1 shall be deemed included in the Obligations.

       12.2 Notices. All notices, requests and demands hereunder shall be in writing and (a) made to Lender at its address set forth below and to HMG Worldwide, on behalf of each Borrower, at its chief executive office set forth below to the attention of the Chief Operating Officer, or to such other address as either party may designate by written notice to the other in accordance with this provision, and (b) deemed to have been given or made: if delivered in person, immediately upon delivery; if by telex, telegram or facsimile transmission, immediately upon sending and upon confirmation of receipt; if by nationally recognized overnight courier service with instructions to deliver the next business day, one (1) business day after sending; and if by certified mail, return receipt requested, five (5) days after mailing.

       12.3 Partial Invalidity. If any provision of this Agreement is held to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate this Agreement as a whole, but this Agreement shall be construed as though it did not contain the particular provision held to be invalid or unenforceable and the rights and obligations of the parties shall be construed and enforced only to such extent as shall be permitted by applicable law.

       12.4 Successors. This Agreement, the other Financing Agreements and any other document referred to herein or therein shall be binding upon and inure to the benefit of and be enforceable by Lender, Borrowers and their respective successors and assigns, except that Borrowers may not assign their rights under this Agreement, the other Financing Agreements and any other document referred to herein or therein without the prior written consent of Lender. Lender may, after notice to Borrowers, assign its rights and delegate its obligations under this Agreement and the other Financing Agreements and further may assign, or sell participations in, all or any part of the Loans, the Letter of Credit Accommodations or any other interest herein to another financial institution or other person, in which event, the assignee or participant shall have, to the extent of such assignment or participation, the same rights and benefits as it would have if it were the Lender hereunder, except as otherwise provided by the terms of such assignment or participation.

       12.5 Entire Agreement. This Agreement, the other Financing Agreements, any supplements hereto or thereto, and any instruments or documents delivered or to be delivered in connection herewith or therewith represents the entire agreement and understanding concerning the subject matter hereof and thereof between the parties hereto, and supersede all other prior agreements, understandings, negotiations and discussions, representations, warranties, commitments, proposals, offers and contracts concerning the subject matter hereof, whether oral or written.

       IN WITNESS WHEREOF, Lender and Borrowers have caused these presents to be duly executed as of the day and year first above written.

LENDER:                                BORROWERS:

CONGRESS FINANCIAL CORPORATION         HMG WORLDWIDE CORPORATION

By:___________________________       By:__________________________

Title:________________________       Title:_______________________

Address:                             Chief Executive Office:

1133 Avenue of the Americas          475 Tenth Avenue
New York, New York 10036             New York, New York 10018



                            [SIGNATURES CONTINUE ON FOLLOWING PAGE]

                           [SIGNATURES CONTINUED FROM PREVIOUS PAGE]

                                                   HMG WORLDWIDE IN-STORE
                                                    MARKETING, INC.

                                                   By:__________________________

                                                   Title:_______________________

                                                   Chief Executive Office:

                                                   475 Tenth Avenue
                                                   New York, New York 10018

                                                   HMG/INTERMARK WORLDWIDE
                                                    MANUFACTURING, INC.

                                                   By:__________________________

                                                   Title:_______________________

                                                   Chief Executive Office:

                                                   234 South Eighth Street
                                                   Reading, Pennsylvania 19603

                                                   INTERMARK CORP.

                                                   By:__________________________

                                                   Title:_______________________

                                                   Chief Executive Office:

                                                   475 Tenth Avenue
                                                   New York, New York 10018

S14\CONGRESS\HMG\LOANAGMT.Y12\cej