Form 10-Q
period 1997-03-31
HMG WORLDWIDE CORP
filed 1997-05-15
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 1997
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to

Commission file number: 0-13121

                            HMG Worldwide Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3402432
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

 475 Tenth Avenue, New York, NY                              10018
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (212)736-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
      No                          Yes    X

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      No                           Yes

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 12, 1997
Common Stock, $.01 par value                          8,504,589

                          Part I. Financial Information
                                     Item 1.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                       March 31, 1997       December 31, 1996
                                         (unaudited)
                     ASSETS

Current assets:
  Cash and cash equivalents                  $ 6,626                 $ 6,950
  Accounts receivable - less
    allowance for doubtful
    accounts of $448 and $577                  6,911                   6,454
  Inventory                                    3,898                   4,214
  Prepaid expenses                               127                      95
  Other current assets                           229                     240
    Total current assets                      17,791                  17,953
                                              ------                  ------

Property and equipment - net                   3,329                   3,349
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $1,309 and $1,207                         6,850                   6,952
Other assets                                     412                     501
                                                 ---                     ---
                                             $28,382                 $28,755
                                             =======                 =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                    $10,324                 $ 9,439
  Note payable                                   258                     338
  Accounts payable                             5,658                   5,803
  Accrued employee compensation
    and benefits                               1,260                   1,033
  Deferred revenue                             1,068                   1,835
  Accrued expenses                             1,000                   1,566
  Other current liabilities                      912                   1,175
                                                 ---                   -----
     Total current liabilities                20,480                  21,189

Pension obligation                             1,642                   1,684
Other long-term liabilities                      672                     691
                                                 ---                     ---
                                              22,794                  23,564
                                              ------                  ------
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    8,504,589 and 8,129,589 issued
    and outstanding                               85                      81
  Additional paid-in capital                  34,271                  33,903
  Accumulated deficit                        (28,768)                (28,793)
                                             -------                 -------
                                               5,588                   5,191
                                               -----                   -----
                                             $28,382                 $28,755
                                             =======                 =======


         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)



                                                   Three Months Ended March 31,

                                                         1997            1996

Net revenues                                          $10,200         $10,684

Cost of revenues                                        7,464           8,844
                                                        -----           -----

  Gross profit                                          2,736           1,840

Selling, general and
  administrative expenses                               2,826           3,130

  Loss from operations                                    (90)         (1,290)

Interest income                                            73             102

Interest expense                                         (220)           (191)

Other income                                              267
                                                          ---

  Income (loss) before provision
    for income taxes                                       30          (1,379)

Provision for income taxes                                 (5)             (8)
                                                           --              --

  Net income (loss)                                   $    25        ($ 1,387)
                                                      =======        ========


Net income (loss) per common and
  common equivalent share                             $   -          ($  0.18)
                                                      ====           ========

Weighted average number of
  common and common equivalent
  shares outstanding                                8,383,755       7,567,517
                                                    =========       =========

















         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                Three Months Ended March 31,
                                                   1997              1996


Cash flows from operating activities:
  Cash received from customers                   $8,973           $11,206
  Interest received                                  73               102
  Cash paid to suppliers                         (8,341)           (9,573)
  Cash paid to employees                         (2,215)           (2,509)
  Income taxes paid                                  (4)
  Interest paid                                    (220)             (189)
                                                   ----              ----
    Net cash used in operating
     activities                                  (1,734)             (963)

Cash flows from investing activities:
  Proceeds from the sale of
    an investment                                   356
  Capital expenditures                             (103)             (308)
                                                   ----              ----
    Net cash provided by
      (used in) investing
      activities                                    253              (308)
                                                    ---              ----

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of a private placement            372
  Proceeds derived from a credit
    agreement, net                                  885             2,168
  Principal payments of
    outstanding debt obligations                    (97)             (253)
                                                    ---              ----
    Net cash provided by
    financing activities                          1,160             1,915
                                                  -----             -----

Effect of exchange rate changes                      (3)               (1)
                                                     --                --

Net increase (decrease) in cash and
  cash equivalents                                 (324)              643

Cash and cash equivalents
  at beginning of year                            6,950             8,139
                                                  -----             -----

Cash and cash equivalents
  at March 31                                    $6,626           $ 8,782
           ==                                    ======           =======








         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)



                                                 Three Months Ended March 31,
                                                      1997              1996


Reconciliation of net income (loss)
  to net cash used in
  operating activities:

Net income (loss)                                       25           ($1,387)

Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:

  Depreciation and amortization                        225               213
  Loss on foreign currency translation                                     7
  Other income                                        (267)

Decrease (increase) in assets:
  Accounts receivable                                 (457)              859
  Inventory                                            316             1,182
  Prepaid expenses                                     (32)               47
  Other assets                                          11              (188)

Increase (decrease) in liabilities:
  Accounts payable                                    (145)              157
  Deferred revenue                                    (767)             (342)
  Accrued expenses                                    (601)           (1,454)
  Pension obligation                                   (42)              (57)
                                                       ---               ---

Net cash used in operating
  activities                                       ($1,734)          ($  963)
                                                   =======           =======














            See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation ("the Company") conducts its operations principally through four wholly-owned subsidiaries being, respectively, HMG Worldwide In- Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark") and Creative Displays, Inc. ("CDI"), with facilities in New York, Pennsylvania and Illinois.
     The Consolidated Balance Sheet as of March 31, 1997, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year. Note 2 - Inventory

   Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                        March 31,      December 31,
                                          1997             1996
                                             (in thousands)
   Finished goods                       $  887           $1,312
   Work in process                         645              653
   Raw materials                         2,366            2,249
                                         -----            -----
                                        $3,898           $4,214
                                        ======           ======


Note 3 - Income Taxes

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $27.5 million which expire during the years 2001 through 2011. As of March 31, 1997, a valuation allowance of approximately $11.7 million, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

     Components of income tax expense for the three months ended March 31, 1997 and 1996 are as follows:

                                           Three Months Ended March 31,
                                                1997           1996
                                                   (in thousands)
   State and local
     income taxes                                $ 5            $ 8
                                                 ===            ===

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                              (unaudited)



Note 4 - Private Placement

     In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of common stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000. For the three months ended March 31, 1997, the company sold an additional 375,000 shares of common stock pursuant to the terms of the HMG Private Placement and derived net proceeds of approximately $372,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 as Compared to the
  Three Months Ended March 31, 1996

     Net revenues were $10.2 million for the three months ended March 31, 1997 as compared to $10.7 million for the three months ended March 31, 1996. The decrease in net revenues from period to period was due principally to a reduction in capital and marketing expenditures of one significant client of approximately $1.3 million, offset by, the increase in marketing expenditures of another significant client of approximately $957,000. The increase in marketing expenditures of one significant client was principally the result of a national rollout of a new merchandising program. The decrease in net revenues realized by the Company from one significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to this client will resume at historical levels. Gross profit for the three months ended March 31, 1997 was $2.7 million as compared to $1.8 million for the three months ended March 31, 1996. The increase in gross profit of $896,000 was principally a result of the increase in gross margin. For the three months ended March 31, 1997 and 1996, the Company's gross margin was 26.8% and 17.2%, respectively. The gross margin increase was due principally to a favorable production revenue mix resulting in a 10.6% increase, offset by the underabsorption of fixed overhead expenses as a percentage of net revenues of 1.0%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania facilities and the increased operational efficiencies on the specific programs shipped. Selling, general and administrative expense for the three months ended March 31, 1997 was $2.8 million as compared to $3.1 million for the comparable period in 1996. The decrease of $304,000 from period to period was principally due to (i) a reduction in personnel costs of $124,000,
(ii) the discontinued European operations of $90,000 and (iii) decreased spending in other general expenses. For the three months ended March 31, 1997, the Company generated interest income of $73,000 as compared to $102,000 for the three months ended March 31, 1996. This decrease was attributable to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period. Interest expense was $220,000 for the three months ended March 31, 1997 as compared to $191,000 for the three months ended March 31, 1996. The increase in interest expense was principally due to the increased average borrowings from period to period. In 1994, the Company received shares of common stock of a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of common stock and derived net proceeds from the sale of $356,000 and generated a net gain of $267,000 which was recorded as other income. As a result of the foregoing factors, the Company generated net income of $25,000, for the three months ended March 31, 1997 as compared to a net loss of $1.4 million, or $0.18 per share, for the three months ended March 31, 1996. Stockholders' Equity Stockholders' equity increased approximately $397,000 to $5.6 million at March 31, 1997 from $5.2 million at December 31, 1996. The increase in stockholder's equity was principally due to net proceeds derived from the HMG Private Placement of $372,000 and net income of $25,000. 8

                            HMG WORLDWIDE CORPORATION
AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS -continued



Income Taxes

     At December 31, 1996, the Company has available approximately $27.5 million in net operating loss carryforwards which expire during the years 2001 through 2011. The Company's income tax provision for the three months ended March 31, 1997 was $5,000 as compared to $8,000 for the three months ended March 31, 1996. The income tax provision for the three months ended March 31, 1997 and 1996 was comprised principally of state and local taxes. Inflation The effect of inflation on the Company's operations has not been significant to date. Backlog At March 31, 1997, the Company's aggregate backlog was approximately $15.2 million as compared to $15.6 million and $20.0 million at December 31, 1996 and March 31, 1996, respectively. Of such aggregate backlog at March 31, 1997, 40.7% was attributable to three clients. The Company anticipates that substantially all such backlog at March 31, 1997 will be filled during the next twelve months. In addition to the $15.2 million backlog at March 31, 1997, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at March 31, 1997 was $28.2 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels. Liquidity and Capital Resources Cash and cash equivalents at March 31, 1997 and December 31, 1996 aggregated $6.6 million and $6.9 million, respectively. The Company's decrease in cash and cash equivalents of approximately $324,000 for the three months ended March 31, 1997 was due principally  to the net  effects  of (i) net  cash  used in  operations  of $1.7 million (ii) capital expenditures of $103,000 and (iii) reductions of debt obligations of $97,000, offset by (iv)proceeds from borrowings under the Company's revolving line of credit with its bank lender of $885,000, (v)proceeds from the sale of an investment of $356,000 and (vi) net proceeds derived from the HMG Private Placement of $372,000. The Company's negative cash flows from operations for the three months ended March 31, 1997 resulted principally from
(i) a decrease in general liabilities of $1.6 million and (ii)a decrease in assets of $162,000. The Company has secured a $11.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.
                                      9

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends,(ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of March 31, 1997, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At March 31, 1997, the balance outstanding on the term loan component of the Credit Agreement was $317,000. The Company's working capital at March 31,1997 was a deficit of $2.7 million, inclusive of borrowings of $10.3 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to (i) negative cash flows from operations during 1996 and the first quarter of 1997 and (ii) increased borrowing under the Company's credit facilities whereby such proceeds were used in part to finance capital expenditures of $1.7 million, inclusive of $1.1 million in one-time facility renovations and equipment upgrades at the Company's Pennsylvania production facility during the past fifteen months. Due to the working capital deficit, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However management believes that through the implementation of its 1996 strategic plan whereby the Company moved and consolidated its manufacturing facilities in Reading, Pennsylvania, restructured the Company's New York and Chicago offices, upgraded the Company's injection molding division and closed its European office, significant cost savings will be realized. Furthermore, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. In January 1997, the Company agreed to engage an investment banker to act as a placement agent on a "best efforts" basis in a proposed private offering ("1997 Private Offering"). In May 1997, the decision was made not to proceed with the 1997 Private Offering and for the Company to continue to investigate other sources of financing, including the continuation and/or expansion of the HMG Private Placement. Management believes that each of the above cost reduction components, expanded client base, future cash flows from operations and the HMG Private Placement developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise. The above statements and certain other statements contained in this quarterly report on Form 10-Q are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions
(iv) delays in shipment of scheduled programs to clients (v) delay in or inability to expand the Company's client base and/or (vi) the loss of or reduction in spending of existing clients.
                                      10

Part II.  Other Information


Item 2.  Changes in Securities

     During the three months ended March 31, 1997, the Company sold an aggregate of 375,000 shares of common stock to Benjamin Shabtai, Great Court Analysis LLC, John Calvert-Jones and Stephen Spira in the HMG Private Placement. The purchase price per share was $1.00. The shares were sold without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HMG Worldwide Corporation
                                                      (Registrant)





                                                    -------------------------
Date: May 14, 1997                                  /S/ Robert V. Cuddihy, Jr
                                                    Robert V. Cuddihy, Jr.
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HMG Worldwide Corporation
                                                    (Registrant)




Date: May 14, 1997
                                                    Robert V. Cuddihy, Jr.
                                                    Chief Operating Officer and
                                                    Chief Financial Officer