Form 10-Q
period 1994-06-30
HMG WORLDWIDE CORP
filed 1997-08-14
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 1997
                                       or

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

                                  Yes               No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 11,1997
Common Stock, $.01 par value                             8,664,150

                           Part I. Financial Information
                                     Item 1.
                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                      June 30, 1997       December 31, 1996
                                      -------------       -----------------
                                       (unaudited)
                          ASSETS

Current assets:

  Cash and cash equivalents                 $ 6,913                $ 6,950
  Accounts receivable - less
    allowance for doubtful

    accounts of $291 and $577                 9,431                  6,454
  Inventory                                   3,740                  4,214
  Prepaid expenses                              168                     95
  Other current assets                          234                    240
                                            -------                -------
    Total current assets                     20,486                 17,953

Property and equipment - net                  3,370                  3,349
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $1,411 and $1,207                        6,748                  6,952
Other assets                                    411                    501
                                            -------                -------
                                            $31,015                $28,755
                                            =======                =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                   $12,053                $ 9,439
  Note payable                                   67                    338
  Accounts payable                            6,300                  5,803
  Accrued employee compensation
    and benefits                              1,235                  1,033
  Deferred revenue                            1,794                  1,835
  Accrued expenses                              739                  1,566
  Other current liabilities                     810                  1,175
                                            -------                -------
Total current liabilities                    22,998                 21,189

Pension obligation                            1,534                  1,684
Other long-term liabilities                     652                    691
                                            -------                -------
                                             25,184                 23,564
                                            -------                -------
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    8,664,150 and 8,129,589 issued
    and outstanding                              87                     81
  Additional paid-in capital                 34,409                 33,903
  Accumulated deficit                       (28,665)               (28,793)
                                            -------                -------
                                              5,831                  5,191
                                            -------                -------
                                            $31,015                $28,755
                                            =======                =======


           See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                              Three Months Ended             Six Months Ended
                                    June 30,                     June 30,
                              1997          1996              1997       1996
                             -----         -----              ----       ----
Net revenues               $12,650       $13,862           $22,850    $24,546

Cost of revenues             9,444        10,569            16,908     19,413
                           -------       -------           -------    -------

  Gross profit               3,206         3,293             5,942      5,133

Selling, general and
  administrative
  expenses                   2,904         3,265             5,730      6,395
                           -------       -------           -------    -------

Income (loss)
  from operations              302            28               212    (1,262)

Interest income                 74            77               147       179

Interest expense              (268)         (187)             (488)     (378)

Other income                                                   267

  Income (loss) before
    provision for
    income taxes               108           (82)              138    (1,461)

Provision for
  income taxes                  (5)           (3)              (10)      (11)
                           -------       -------           -------   -------
  Net income (loss)        $   103      ($    85)          $   128   ($1,472)
                           =======       =======           =======    ======
Net income (loss) per
  common and common
  equivalent share         $  0.01      ($  0.01)          $  0.01   ($ 0.19)
                           =======       =======           =======    ======
Weighted average number
  of common and common
  equivalent shares
  outstanding            8,531,183     7,567,517         8,457,469  7,567,517
                         =========     =========         =========  =========















                 See accompanying notes to consolidated financial statements.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                  Six Months Ended June 30,
                                                  1997                 1996
                                                  ----                 ----


Cash flows from operating activities:

  Cash received from customers                 $19,828               $26,019
  Interest received                                147                   179
  Cash paid to suppliers                       (16,756)              (21,135)
  Cash paid to employees                        (5,514)               (5,000)
  Income taxes paid                                 (4)                  (13)
  Interest paid                                   (488)                 (372)
                                               -------               -------
    Net cash used in operating
     activities                                 (2,787)                 (322)
                                               -------               -------
Cash flows from investing activities:
  Proceeds from the sale of
    an investment                                  356
  Capital expenditures                            (279)                 (785)
                                               -------               -------
    Net cash provided by
      (used in) investing
      activities                                    77                  (785)
                                               -------               -------
Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of a private placement           352
  Proceeds derived from a credit
    agreement, net                               2,614                    16
  Principal payments of
    outstanding debt obligations                  (288)                 (253)
                                               -------               -------
    Net cash provided by (used in)
      financing activities                       2,678                  (237)
                                               -------               -------

Effect of exchange rate changes                     (5)                   (2)
                                               -------               -------
Net decrease in cash and
  cash equivalents                                 (37)               (1,346)

Cash and cash equivalents
  at beginning of year                           6,950                 8,139
                                               -------               -------
Cash and cash equivalents
  at June 30                                   $ 6,913               $ 6,793
                                               =======               =======





         See accompanying notes to consolidated financial statements.

                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)
                                                   Six Months Ended June 30,
                                                    1997              1996
                                                    ----              ----
Reconciliation of net income (loss)
  to net cash used in
  operating activities:

Net income (loss)                                 $  128           ($1,472)

Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:

  Depreciation and amortization                      460               433
  Loss on foreign currency translation                                   2
  Other income                                      (267)

Decrease (increase) in assets:
  Accounts receivable                             (2,977)              987
  Inventory                                          474               773
  Prepaid expenses                                   (73)              198
  Other assets                                         7              (232)

Increase (decrease) in liabilities:
  Accounts payable                                   497               924
  Deferred revenue                                   (41)              451
  Accrued expenses                                  (845)           (2,292)
  Pension obligation                                (150)              (94)
                                                  ------            ------

Net cash used in operating
  activities                                     ($2,787)          ($  322)
                                                  ======            ======














               See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation ("the Company") conducts its operations principally through four wholly-owned subsidiaries being, respectively, HMG Worldwide In- Store Marketing, Inc. ("HMG"), Intermark Corp. ("Intermark"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark") and Display Depot, Inc. ("DDI"), with facilities in New York, Pennsylvania and Illinois.

     The Consolidated Balance Sheet as of June 30, 1997, and the Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

 Inventories at June 30, 1997 and December 31, 1996 consisted of the following:

                                                 June 30,         December 31,
                                                   1997               1996
                                                      (in thousands)
    Finished goods                              $  745              $1,312
    Work in process                                874                 653
    Raw materials                                2,121               2,249
                                                ------              ------
                                                $3,740              $4,214
                                                ======              ======


Note 3 - Income Taxes

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $27.5 million which expire during the years 2001 through 2011. As of June 30, 1997, a valuation allowance of approximately $11.7 million, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

    Components of income tax expense for the six months ended June 30,1997 and 1996 are as follows:

                                                 Six Months Ended June 30,
                                                   1997             1996
                                                      (in thousands)
    State and local
      income taxes                                  $10              $11
                                                    ===              ===

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                    (unaudited)

Note 4 - Stockholder's Equity

     In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of common stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000. For the six months ended June 30, 1997, the company sold an additional 375,000 shares of common stock and derived net proceeds of approximately $352,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

    During the three months ended June 30, 1997, the Company contributed an aggregate of 159,561 shares of common stock to the HMG Worldwide Corporation Capital Accumulation Plan maintained for the benefit of the Company's employees. The fair market value of the common stock was $1.00 per share. The shares were contributed without registration in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 as Compared to the
  Three Months Ended June 30, 1996

    Net revenues were $12.7 million for the three months ended June 30, 1997 as compared to $13.9 million for the three months ended June 30, 1996. The decrease in net revenues from period to period was due principally to a reduction in capital and marketing expenditures of one significant client of approximately $3.2 million, offset by, the increase in marketing expenditures of another significant client of approximately $1.8 million. The increase in marketing expenditures of one significant client was principally the result of a national rollout of a new merchandising program. The decrease in net revenues realized by the Company from one significant client was principally the result of a national rollout that occurred in 1996.

    Gross profit for the three months ended June 30, 1997 was $3.2 million as compared to $3.3 million for the three months ended June 30, 1996. The decrease in gross profit of $87,000 was principally a result of the decrease in net sales, offset by an increase in gross margin. For the three months ended June 30, 1997 and 1996, the Company's gross margin was 25.3% and 23.8%, respectively. The gross margin increase was due principally to a favorable production revenue mix resulting in a 4.5% increase, offset by the underabsorption of fixed overhead expenses as a percentage of net revenues of 3.0%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania facilities and the increased operational efficiencies on the specific programs shipped.

        Selling, general and administrative expense for the three months ended June 30, 1997 was $2.9 million as compared to $3.3 million for the comparable period in 1996. The decrease of $361,000 from period to period was principally due to (i) a reduction in personnel costs of $52,000 and (ii) decreased spending in other general expenses.

        For the three months ended June 30, 1997, the Company generated interest income of $74,000 as compared to $77,000 for the three months ended June 30, 1996. This decrease was principally attributable to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

        Interest expense was $268,000 for the three months ended June 30, 1997 as compared to $187,000 for the three months ended June 30, 1996. The increase in interest expense was principally due to the increased average borrowings from period to period.

        As a result of the foregoing factors, the Company generated net income of $103,000, or $0.01 per share for the three months ended June 30, 1997 as compared to a net loss of $85,000, or $0.01 per share, for the three months ended June 30, 1996.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 as Compared to the
  Six Months Ended June 30, 1996

        Net revenues were $22.9 million for the six months ended June 30, 1997 as compared to $24.5 million for the six months ended June 30, 1996. The decrease in net revenues from period to period was due principally to a reduction in capital and marketing expenditures of two significant clients of approximately $1.6 million and $3.5 million, offset by, the increase in marketing expenditures of another significant client of $2.7 million. The increase in marketing expenditures of one significant client was principally the result of a national rollout of a new merchandising program. The decrease in net revenues realized by the Company from one significant client was principally the result of the client's reduction in its capital and marketing expenditures for budgetary and other reasons. Reduced shipments to this client may continue if it continues such budgetary reductions and deferrals. There can be no assurance that net revenues and shipments to this client will resume at historical levels. The decrease in net revenues from another significant client was principally the result of a national rollout that occurred in 1996.

        Gross profit for the six months ended June 30, 1997 was $5.9 million as compared to $5.1 million for the six months ended June 30, 1996. The increase in gross profit of $809,000 was principally a result of the increase in gross margin. For the six months ended June 30, 1997 and 1996, the Company's gross margin was 26.0% and 20.9%, respectively. The gross margin increase was due principally to a favorable production revenue mix resulting in a 7.2% increase, offset by the underabsorption of fixed overhead expenses as a percentage of net revenues of 2.1%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania facilities and the increased operational efficiencies on the specific programs shipped.

        Selling, general and administrative expense for the six months ended June 30, 1997 was $5.7 million as compared to $6.4 million for the comparable period in 1996. The decrease of $665,000 from period to period was principally due to (i) a reduction in personnel costs of $176,000, (ii) the discontinued European operations of $99,000 and (iii) decreased spending in other general expenses.

     For the six months ended June 30, 1997, the Company generated interest income of $147,000 as compared to $179,000 for the six months ended June 30, 1996. This decrease was principally attributable to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $488,000 for the six months ended June 30, 1997 as compared to $378,000 for the six months ended June 30, 1996. The increase in interest expense was principally due to the increased average borrowings from period to period.

        In 1994, the Company received shares of common stock of a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of common stock and derived net proceeds from the sale of $356,000 and generated a net gain of $267,000 which was recorded as other income.

     As a result of the foregoing factors, the Company generated net income of $128,000, or $0.01 per share, for the six months ended June 30, 1997 as compared to a net loss of $1.5 million, or $0.19 per share, for the six months ended June 30, 1996.

 Stockholders' Equity

     Stockholders' equity increased approximately $640,000 to $5.8 million at June 30, 1997 from $5.2 million at December 31, 1996. The increase in stockholder's equity was principally due to (i)net proceeds derived from the HMG Private Placement of $352,000, (ii) the contribution of 159,561 shares of common stock, valued at $1.00 per share, to the HMG Worldwide Capital Accumulation Plan and (iii) net income of $128,000.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

Income Taxes

        At December 31, 1996, the Company has available approximately $27.5 million in net operating loss carryforwards which expire during the years 2001 through 2011.

     The Company's income tax provision for the six months ended June 30, 1997 was $10,000 as compared to $11,000 for the six months ended June 30, 1996. The income tax provision for the six months ended June 30, 1997 and 1996 was comprised principally of state and local taxes.

Inflation

        The effect of inflation on the Company's operations has not been significant to date.

Backlog

     At June 30, 1997, the Company's aggregate backlog was approximately $13.3 million as compared to $15.6 million and $17.0 million at December 31, 1996 and June 30, 1996, respectively. Of such aggregate backlog at June 30, 1997, 21.4% was attributable to two clients. The Company anticipates that substantially all such backlog at June 30, 1997 will be filled during the next twelve months. In addition to the $13.3 million backlog at June 30, 1997, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at June 30, 1997 was $27.4 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1997 and December 31, 1996 aggregated $6.9 million and $6.9 million, respectively. The Company's decrease in cash and cash equivalents of approximately $37,000 for the three months ended June 30, 1997 was due principally to the net effect of (i) net cash used in operations of $2.8 million (ii) capital expenditures of $279,000 and (iii) reduction of debt obligations of $288,000, offset by (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $2.6 million, (v) proceeds from the sale of an investment of $356,000 and (vi) net proceeds derived from the HMG Private Placement of $352,000. The Company's negative cash flows from operations for the three months ended June 30, 1997 resulted principally from (i) an increase in assets of $2.6 million and (ii)a decrease in general liabilities of $539,000.

        The Company has secured a $12.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

        Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends,(ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of June 30, 1997, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

        Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At June 30, 1997, the balance outstanding on the term loan component of the Credit Agreement was approximately $300,000.

        The Company's working capital at June 30,1997 was a deficit of $2.5 million, inclusive of borrowings of $12.1 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to (i) negative cash flows from operations during 1996 and the six months ended June 30, 1997 and (ii) increased borrowing under the Company's credit facilities whereby such proceeds were used in part to finance capital expenditures of $1.7 million, inclusive of $1.1 million in one-time facility renovations and equipment upgrades at the Company's Pennsylvania production facility during the past eighteen months. Due to the working capital deficit, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However management believes that significant cost savings will be realized through the implementation of its 1996 strategic plan whereby the Company moved and consolidated its manufacturing facilities in Reading, Pennsylvania, restructured the Company's New York and Chicago offices, upgraded the Company's injection molding division and closed its European office. Furthermore, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year.

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

Part II.  Other Information

Item 2.  Changes in Securities

    During the three months ended June 30, 1997, the Company contributed an aggregate of 159,561 shares of common stock to the HMG Worldwide Corporation Capital Accumulation Plan maintained for the benefit of the Company's employees. The fair market value of the common stock was $1.00 per share. The shares were contributed without registration in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HMG Worldwide Corporation
                                            (Registrant)

Date: August 11, 1997                       /S/  Robert  V.   Cuddihy, Jr.
      ---------------                       ------------------------------
                                                 Robert V. Cuddihy, Jr.
                                                 Chief Operating Officer and
                                                 Chief Financial Officer