Form 10-Q
period 1997-09-30
HMG WORLDWIDE CORP
filed 1997-11-14
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 1997
                                      ------------------
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to
                                     ----    ----
Commission file number: 0-13121
                        -------

                           HMG Worldwide Corporation
                         -----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         13-3402432
           --------                                         ----------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   475 Tenth Avenue, New York, NY                              10018
   ------------------------------                              -----
  (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code  (212)736-2300
                                                       ------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                                -----             -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes              No
                               -----           -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 12, 1997
          ---------                          --------------------------------
Common Stock, $.01 par value                              8,924,150

                          Part I. Financial Information
                                     Item 1.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                    September 30, 1997       December 31, 1996
                                    ------------------       -----------------
                                         (unaudited)
                     ASSETS

Current assets:
  Cash and cash equivalents                  $ 8,642                 $ 6,950
  Accounts receivable - less
    allowance for doubtful
    accounts of $241 and $577                  8,395                   6,454
  Inventory                                    4,369                   4,214
  Prepaid expenses                               339                      95
  Other current assets                           198                     240
                                             -------                 -------
    Total current assets                      21,943                  17,953
                                             -------                 -------
Property and equipment - net                   3,367                   3,349
Excess of cost over fair
  market value of assets acquired,
  less accumulated amortization
  of $1,513 and $1,207                         6,646                   6,952
Other assets                                     612                     501
                                             -------                 -------
                                             $32,568                 $28,755
                                             =======                 =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term obligations                    $11,960                 $ 9,439
  Note payable                                    35                     338
  Accounts payable                             6,347                   5,803
  Accrued employee compensation
    and benefits                               1,125                   1,033
  Deferred revenue                             1,435                   1,835
  Accrued expenses                               926                   1,566
  Other current liabilities                      418                   1,175
                                             -------                 -------
     Total current liabilities                22,246                  21,189
                                             -------                 -------
Pension obligation                             1,420                   1,684
Convertible debentures                         2,200
Other long-term liabilities                      625                     691
                                             -------                 -------
                                              26,491                  23,564
                                             -------                 -------
Stockholders' equity:
  Common stock, par value $.01;
    50,000,000 shares authorized;
    8,924,150 and 8,129,589 issued
    and outstanding                               89                      81
  Additional paid-in capital                  34,631                  33,903
  Accumulated deficit                        (28,643)                (28,793)
                                             -------                 -------
                                               6,077                   5,191
                                             -------                 -------
                                             $32,568                 $28,755
                                             =======                 =======

         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                    ------------               ------------
                                  1997        1996           1997        1996
                                  ----        ----           ----        ----
Net revenues                   $10,998     $13,927        $33,848     $38,473

Cost of revenues                 8,221      11,218         25,129      30,631
                               -------     -------        -------     -------
  Gross profit                   2,777       2,709          8,719       7,842

Selling, general and
  administrative
  expenses                       2,558       3,075          8,288       9,470
                               -------     -------        -------     -------
  Income (loss)
    from operations                219        (366)           431      (1,628)

Interest income                     84          88            231         267

Interest expense                  (281)       (206)          (769)       (584)

Other income                                                  267
                               -------     -------        -------     -------
  Income (loss) before
    provision for
    income taxes                    22        (484)           160      (1,945)

Provision for
  income taxes                                  (1)           (10)        (12)
                               -------     -------        -------     -------
  Net income (loss)            $    22    ($   485)       $   150    ($ 1,957)
                               =======     =======        =======     =======
Net income (loss) per
  common and common
  equivalent share             $    -     ($  0.06)       $  0.01    ($  0.26)
                               =======     =======        =======     =======
Weighted average number
  of common and common
  equivalent shares
  outstanding                8,707,483   7,567,517      8,540,807   7,567,517
                             =========   =========      =========   =========














         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                            Nine Months Ended September 30,
                                            ------------------------------
                                                   1997              1996
                                                   ----              ----

Cash flows from operating activities:
  Cash received from customers                  $31,507           $37,716
  Interest received                                 231               267
  Cash paid to suppliers                        (27,573)          (31,182)
  Cash paid to employees                         (6,633)           (7,126)
  Income taxes paid                                 (19)              (12)
  Interest paid                                    (769)             (590)
                                                -------           -------
    Net cash used in operating
     activities                                  (3,256)             (927)
                                                -------           -------
Cash flows from investing activities:
  Proceeds from the sale of
    an investment                                   356
  Capital expenditures                             (402)           (1,084)
                                                -------           -------
    Net cash used in investing
      activities                                    (46)           (1,084)
                                                -------           -------
Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of a private placement            576
  Proceeds derived from the sale of
    convertible debentures                        2,200
  Proceeds derived from a credit
    agreement, net                                2,521               571
  Principal payments of
    outstanding debt obligations                   (303)             (253)
                                                -------           -------
    Net cash provided by
      financing activities                        4,994               318
                                                -------           -------
Effect of exchange rate changes                                        (2)
                                                -------           -------
Net increase (decrease) in cash and
  cash equivalents                                1,692            (1,695)

Cash and cash equivalents
  at beginning of year                            6,950             8,139
                                                -------           -------
Cash and cash equivalents
  at September 30                               $ 8,642           $ 6,444
                                                =======           =======




         See accompanying notes to consolidated financial statements.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)



                                                Nine Months Ended September 30,
                                                ------------------------------
                                                      1997           1996
                                                      ----           ----

Reconciliation of net income (loss)
  to net cash used in
  operating activities:

Net income (loss)                                   $  150        ($1,957)

Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:

  Depreciation and amortization                        690            646
  Other income                                        (267)

Decrease (increase) in assets:
  Accounts receivable                               (1,941)        (1,290)
  Inventory                                           (155)         1,259
  Prepaid expenses                                    (244)           306
  Other assets                                          42           (270)

Increase (decrease) in liabilities:
  Accounts payable                                     544          2,311
  Deferred revenue                                    (400)           506
  Accrued expenses                                  (1,411)        (2,203)
  Pension obligation                                  (264)          (235)
                                                    ------         ------
Net cash used in operating
  activities                                       ($3,256)       ($  927)
                                                    ======         ======

Supplemental schedule of non-cash investing and financing activities:

  Common Stock issued in connection with an
    employee benefit plan                             $160
                                                      ====
















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

     The Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

  Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                      September 30,    December 31,
                                          1997             1996
                                          ----             ----
                                             (in thousands)
   Finished goods                       $2,797           $1,312
   Work in process                         443              653
   Raw materials                         1,129            2,249
                                        ------           ------
                                        $4,369           $4,214
                                        ======           ======

Note 3 - Income Taxes

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $27.5 million which expire during the years 2001 through 2011. As of September 30, 1997, a valuation allowance of approximately $11.7 million, which is equal to the entire amount of the deferred tax asset arising from the net operating loss carryforwards and other temporary differences, has been established until realizability is certain.

   Components of income tax expense for the nine months ended September 30, 1997 and 1996 are as follows:

                                      Nine Months Ended September 30,
                                      ------------------------------
                                          1997             1996
                                          ----             ----
                                             (in thousands)
   State and local
     income taxes                          $10              $12
                                           ===              ===

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                              (unaudited)



Note 4 - Convertible Debentures

     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures Due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). Each Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 Days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures and Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

Note 5 - Stockholders' Equity

     In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of common stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1996 the Company sold 377,500 shares of its common stock at $1.00 per share from which it derived net proceeds of approximately $377,000. For the nine months ended September 30, 1997, the company sold an additional 635,000 shares of common stock and derived net proceeds of approximately $576,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

     In June 1997, the Company contributed an aggregate of 159,561 shares of common stock to the HMG Worldwide Corporation Capital Accumulation Plan maintained for the benefit of the Company's employees. The fair market value of the common stock was $1.00 per share. The shares were contributed without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     On September 30, 1997, the Company entered into a two year Consulting Agreement with Lazam Properties Ltd. ("Consultant") for which the Consultant will provide financial consulting and other services. Pursuant to the terms of the Consulting Agreement, the Consultant will receive (i) payments aggregating $260,000 and (ii) warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable at $1.25 per share. The warrants are exercisable over a term of five years.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 as Compared to the
  Three Months Ended September 30, 1996

     Net revenues were $11.0 million for the three months ended September 30, 1997 as compared to $13.9 million for the three months ended September 30, 1996. The decrease in net revenues from period to period was due principally to a 1996 national rollout of a merchandising system of approximately $1.9 million with one significant client and other period to period fluctuations due to the timing of marketing expenditures of other significant clients.

     Gross profit for the three months ended September 30, 1997 was $2.8 million as compared to $2.7 million for the three months ended September 30, 1996. The increase in gross profit of $68,000 was principally a result of an increase in gross margin for the three months ended September 30, 1997 to 25.2% as compared to 19.4% for the three months ended September 30, 1996, offset in part by the decrease in net sales. The gross margin increase was due principally to a favorable production revenue mix resulting in a 9.8% increase, offset by the underabsorption of fixed overhead expenses as a percentage of net revenues of 4.0%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expense for the three months ended September 30, 1997 was $2.6 million as compared to $3.1 million for the comparable period in 1996. The decrease of $517,000 from period to period was principally due to (i) a reduction in personnel costs of $136,000 and (ii) decreased spending in other general expenses.

     For the three months ended September 30, 1997, the Company generated interest income of $84,000 as compared to $88,000 for the three months ended September 30, 1996. This decrease was principally attributable to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $281,000 for the three months ended September 30, 1997 as compared to $206,000 for the three months ended September 30, 1996. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a result of the foregoing factors, the Company generated net income of $22,000, for the three months ended September 30, 1997 as compared to a net loss of $485,000, or $0.06 per share, for the three months ended September 30, 1996.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 as Compared to the
  Nine Months Ended September 30, 1996

     Net revenues were $33.8 million for the nine months ended September 30, 1997 as compared to $38.5 million for the nine months ended September 30, 1996. The decrease in net revenues from period to period was due principally to a reduction in capital and marketing expenditures of three significant clients of $6.6 million, offset by the increase in marketing expenditures of other significant clients of $1.9 million. The decrease in net revenues realized by the Company from three significant clients was principally the result of period to period fluctuations in marketing programs and timing of national rollouts of merchandising systems developed by the Company.

     Gross profit for the nine months ended September 30, 1997 was $8.7 million as compared to $7.8 million for the nine months ended September 30, 1996. The increase in gross profit of $877,000 was principally a result of an increase in gross margin for the nine months ended September 30, 1997 to 25.8% as compared to 20.4% for the nine months ended September 30, 1996, offset in part by the decrease in net sales. The gross margin increase was due principally to a favorable production revenue mix resulting in a 8.1% increase, offset by the underabsorption of fixed overhead expenses as a percentage of net revenues of 2.7%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expense for the nine months ended September 30, 1997 was $8.3 million as compared to $9.5 million for the comparable period in 1996. The decrease of $1.2 million from period to period was principally due to (i) a reduction in personnel costs of $418,000,
(ii)expenses of $175,000  related to the  discontinued  European  operations and
(iii) decreased spending in other general expenses.

     For the nine months ended September 30, 1997, the Company generated interest income of $231,000 as compared to $267,000 for the nine months ended September 30, 1996. This decrease was principally attributable to a reduction in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $769,000 for the nine months ended September 30, 1997 as compared to $584,000 for the nine months ended September 30, 1996. The increase in interest expense was principally due to the increased average borrowings from period to period.

     In 1994, the Company received shares of common stock of a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of common stock and derived net proceeds from the sale of $356,000 and generated a net gain of $267,000 which was recorded as other income.

     As a result of the foregoing factors, the Company generated net income of $150,000, or $0.01 per share, for the nine months ended September 30, 1997 as compared to a net loss of $2.0 million, or $0.26 per share, for the nine months ended September 30, 1996.

Stockholders' Equity

     Stockholders' equity increased $886,000 to $6.1 million at September 30, 1997 from $5.2 million at December 31, 1996. The increase in stockholder's equity was principally due to (i)net proceeds derived from the HMG Private Placement of $576,000, (ii) the contribution of 159,561 shares of common stock, valued at $1.00 per share, to the HMG Worldwide Corporation Capital Accumulation Plan and (iii) net income of $150,000.
                                      9

                     WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

     At December 31, 1996, the Company had available approximately $27.5 million in net operating loss carryforwards which expire during the years 2001 through 2011.

     The Company's income tax provision for the nine months ended September 30, 1997 was $10,000 as compared to $12,000 for the nine months ended September 30, 1996. The income tax provision for the nine months ended September 30, 1997 and 1996 was comprised principally of state and local taxes.

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At September 30, 1997, the Company's aggregate backlog was approximately $24.9 million as compared to $15.6 million and $14.8 million at December 31, 1996 and September 30, 1996, respectively. Of such aggregate backlog at September 30, 1997, approximately 52% was attributable to four clients. The Company anticipates that substantially all such backlog at September 30, 1997 will be filled during the next twelve months. In addition to the $24.9 million backlog at September 30, 1997, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at September 30, 1997 was $27.3 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1997 and December 31, 1996 aggregated $8.6 million and $6.9 million, respectively. The Company's increase in cash and cash equivalents of $1.7 million for the nine months ended September 30, 1997 was due principally to the net effect of (i) net cash used in operations of $3.3 million, (ii) capital expenditures of $402,000 and (iii) reduction of debt obligations of $303,000, offset by, (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $2.5 million, (v) proceeds from the sale of an investment of $356,000, (vi) net proceeds derived from the HMG Private Placement of $576,000 and (vii) proceeds from the sale of Debentures of $2.2 million. The Company's negative cash flows from operations for the nine months ended September 30, 1997 resulted principally from (i) an increase in assets of $2.3 million and (ii)a decrease in general liabilities of $1.2 million.

     The Company has secured a $13.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends,(ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of September 30, 1997, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At September 30, 1997, the balance outstanding on the term loan component of the Credit Agreement was approximately $283,000.

     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures Due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). Each Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures and the Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

     The Company's working capital at September 30,1997 was a deficit of $303,000, inclusive of borrowings of $12.0 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to (i) negative cash flows from operations during 1996 and the nine months ended September 30, 1997 and (ii) increased borrowing under the Company's credit facilities whereby such proceeds were used in part to finance capital expenditures of $1.8 million, inclusive of $1.1 million in one-time facility renovations and equipment upgrades at the Company's Pennsylvania production facilities during 1996 and 1997. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. However management believes that significant cost savings will be realized through the implementation of its 1996 strategic plan whereby the Company moved and consolidated its manufacturing facilities in Reading, Pennsylvania, restructured the Company's New York and Chicago offices, upgraded the Company's injection molding division, expanded its internal wire fabrication capabilities and closed its European office. Furthermore, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement and issuance of Debentures will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year.

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

Part II.  Other Information


Item 2.  Changes in Securities

     During the three months ended September 30, 1997, the Company sold an aggregate of 260,000 shares of common stock to David Lloyd, Parker Duryee Rosoff & Haft, Harry Steck and Andrew Wahl in the HMG Private Placement. The purchase price per share was $1.00. The shares were sold without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures Due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). Each Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 Days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures were issued to Eran Benzour, Jack Eisikowitz, David Eisner, Martin Elbaum, Martin Franklin, Bruce Johnson, MH Capital Partners L.P., Mid-Ohio Securities, William Nagel, Jack & Gitta Nagel, Louis Perlman, Norman Pessin, Kenneth A. Rubinson, Leonard Shaykin, Daniel Straus, Moshel Straus, Tsippi Tajchner, Andrew Wahl, Wynnefield Partners Small Cap Value L.P. and Wynnefield Partners Small Cap Value Offshore Fund Ltd. The Debentures and Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HMG Worldwide Corporation
                                                  (Registrant)





Date: November 12, 1997                           /S/ Robert V. Cuddihy, Jr.
                                                  Robert V. Cuddihy, Jr.
                                                  Chief Operating Officer and
                                                  Chief Financial Officer