Form 10-K
period 1997-12-31
HMG WORLDWIDE CORP
filed 1998-03-30
CIK 756680

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)                         FORM 10-K
   x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 1997
                         -------------------------------------------------
                                     OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the  transition  period  from                 to
                                  ---------------    ----------------
                    Commission file number     0-13121
                                            --------------
                          HMG WORLDWIDE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
      DELAWARE                                            13-3402432
-------------------------------------------               ---------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

475 Tenth Avenue, New York, New York                                     10018
-------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)
Registrant's telephone number, including area code (212) 736-2300
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
               None
---------------------------          -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.01 par  value
------------------------------------------------------------------------------
                                 (Title of class)

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X...No......

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

     The number of shares outstanding of the Registrant's common stock is 8,924,150 (as of 3/19/98) The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $5,818,288 (as of 3/19/98)

                  DOCUMENTS INCORPORATED BY REFERENCE

                                    PART I

Item 1. Business.

General Development of Business

   HMG Worldwide Corporation ("the Company"), which was incorporated in 1984, is one of the leading companies in the in-store marketing industry. The Company identifies the in-store marketing objectives of its clients and integrates research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixture and display systems intended to meet such objectives. The Company's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems frequently incorporate interactive displays (from basic flip-charts to touchscreen computer systems) to guide purchase decisions. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

   The Company's clients include national and multi-national consumer products companies. The Company is increasingly providing its products and services directly to mass merchandisers, chain drugstores and supermarkets.

     The Company's operations are conducted principally through four wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. and HMG Griffith Worldwide In-Store Marketing, Inc. with facilities in New York, Pennsylvania, Illinois and Toronto, Canada.

Recent Developments

   The Company implemented a series of strategic initiatives in 1997 whereby the Company (i) completed its consolidation of its principal manufacturing operations in Reading, Pennsylvania, (ii) acquired strategic new manufacturing equipment to further improve operational efficiencies, (iii) opened a full service office in Toronto, Canada, (iv) continued to eliminate redundant and other overhead costs and (v) continued its efforts to expand the client revenue and service base. The cumulative effect of the Company's 1997 initiatives brought the Company back to profitability for the year ended December 31, 1997 whereby the Company generated revenues of $46.3 million and realized net income of approximately $529,000, or $0.06 basic earnings per share.

   For the year ended December 31, 1997, the Company accomplished the following:

     (i) consolidated its principal manufacturing operations in Reading in January 1997;

   (ii) acquired certain wire and metal fabrication equipment and opened a 21,000 square foot wire and metal fabrication facility in Brooklyn, New York in April 1997;

     (iii) opened a full service office in Toronto through the acquisition of certain assets of Griffith Communications, Inc. effective July 1997; (iv) full conversion to and implementation of a new management information system tailored to the Company's operations;

   (v) exercised its option to purchase a previously leased 72,500 square foot secondary manufacturing and warehousing facility in Reading for approximately $1.2 million in November 1997;

   (vi) consummated a new term loan facility with a financial institution whereby the Company obtained a $600,000 secured term loan for the purchase of the 72,500 square foot Reading facility in November 1997. This term loan, which expires in November 1999, bears interest at the lending institution's prime rate plus 1% per annum and is secured by the acquired real estate;

   (vii) consummation of a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2.0 million shares of Common Stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1997, the Company sold an aggregate of 1,012,500 shares of its Common Stock from which it derived net proceeds of approximately $917,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration; and

   (viii) effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures and Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

   The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) delays in shipment of scheduled programs to clients, (v) delay in or inability to expand the Company's client base and/or (vi) the loss of or reduction in spending of existing clients.

Executive Offices

   The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018 and its telephone number is (212) 736-2300. Unless otherwise indicated, all references to the Company include all of its subsidiaries.


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


Operations

General
   The Company identifies the in-store marketing objectives of its clients and integrates research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising display systems intended to meet such objectives. The Company's merchandising systems are generally custom designed to fit each client's requirements and specifications. Typically, at the request of a client, the Company creates a customized prototype, which often includes packaging for the client's product in addition to the in-store merchandising display. Although clients occasionally provide the Company's creative design department with specific merchandising ideas, in most instances clients merely indicate the general nature of the fixture or display they desire and rely upon the Company's creative design department to conceive and create the merchandising system.

   The Company's design and engineering departments work closely from conception through final assembly and field installation with each client's marketing and sales representatives and the retailers to facilitate the development of a merchandising system. The Company's design department, in concert with the client, develops alternative marketing ideas, which the Company's engineering department, upon approval by the client, develops into a prototype system. The Company's design and engineering departments employ CAD/CAM and Auto-CAD equipment which, among other things, enables the Company to design stock components which can be easily incorporated into various projects as well as change project designs more easily and quickly in response to a client's needs.

   If a client, after reviewing the Company's prototype, decides to test-market the fixture or display, the Company provides in-store research and market feasibility services to test such prototype. A client is often able to ascertain from the results of the Company's market studies whether the Company's merchandising systems are likely to lead to improved sales. If indicated by the results of its research, the Company will fine-tune or modify its prototype system for the client. The period from development to a volume purchase order typically spans 6 to 18 months. There can be no assurances that the development and test-marketing of a prototype for a client will ultimately lead to any volume orders.

Production and Assembly
   The Company has the internal capability to injection mold plastic components, fabricate wire and metal components and to assemble its merchandising systems, as compared to many of its competitors which have no injection molding, wire or metal fabrication, or assembly facilities and must outsource to third parties. Once the Company enters into a contract with a client to manufacture fixture and display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the production and assembly in its own facilities or to outsource it to others. The Company's production and assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

   All merchandising systems, whether assembled by the Company or its independent subcontractors, are delivered to the Company's clients or directly to retail locations. Typically, there is some simple on-site assembly required, which is usually performed by the client's own personnel, or through a third party contractor, although the Company will assist in on-site assembly if requested. The Company often provides clients with an "800" telephone service number to call for assistance in connection with on-site assembly.

Suppliers
   The Company uses and has available a variety of outside sources to supply the raw materials and fabricated components used in its merchandising systems. Such material and components are readily available from a number of sources. Although the Company designs the software for its interactive computer systems, it procures hardware components from a variety of third parties, which are also readily available from a number of sources. The Company has not experienced any significant disruptions from shortages or delivery delays, and believes that its present sources of supply are adequate.

International
   Effective July 1, 1997, the Company opened a full service office in Toronto, Canada. For the six months ended December 31, 1997, net revenues in Canada were approximately $494,000 and the Company incurred a net loss of approximately $31,000.


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

Custom Displays
   The Company designs, assembles and markets in-store custom fixture and display systems for consumer products companies as well as national and regional retailers. Its systems include in-store fixtures, shelf-management and category-management systems, freestanding displays and sales promotion materials. Examples of the Company's systems include the L'eggs(R) hosiery merchandising systems, the Pillsbury(R) dough display system and the shelf and pegboard system for Procter & Gamble's Cover Girl(R) and Max Factor(R) cosmetics lines. The Company has also developed several "store-within-a-store" systems, whereby retail space is specifically devoted to a particular brand or category and is distinctly identifiable by appearance within the context of the overall retail environment. An example of a "store-within-a-store" system designed and produced by the Company is the Bali(R) Boutique located in a variety of department stores and Wal*Mart Stores ("Wal*Mart") cosmetic centers.

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

Clients

   The Company's clients include national and multi-national consumer products companies such as Sara Lee Corporation ("Sara Lee") and Procter & Gamble ("P&G"), both of which have been clients for more than 20 years, as well as Clairol Corporation ("Clairol"), CVS/Pharmacy ("CVS"), Foster Grant Group LLP ("FGG"), Hallmark Cards, Inc. ("Hallmark"), Motorola, The Pillsbury Company, Target Stores, Inc. and Wal*Mart.

   With the greater availability of information regarding in-store product turnover, the Company is increasingly providing its products and services directly to mass merchandisers, chain drugstores and supermarkets. Wal*Mart, for example, has engaged the Company to design and assemble "store-within-a-store" systems to provide its stores with visually discreet merchandising displays that maximize space efficiencies. In addition, the Company works with certain consumer products companies and retailers which have recently entered into joint arrangements to develop and purchase their own "store-within-a-store" display systems with the intention of leasing portions thereof to yet other consumer products companies.

   For the year ended December 31, 1997, Bristol Meyers Squibb, P&G and Wal*Mart accounted for approximately 12%, 12% and 11%, respectively, of the Company's net revenues. For the year ended December 31, 1996, P&G, Sara Lee and Wal*Mart accounted for approximately 17%, 12%, and 11%, respectively, of the Company's net revenues. For the year ended December 31, 1995, Sara Lee, P&G and Wal*Mart accounted for approximately 24%, 11% and 13%, respectively, of the Company's net revenues. Although the Company's relationship with many of its larger accounts spans several years, none of these accounts is contractually bound to purchase the Company's products or services. The loss of any one such client would have a material adverse effect on the Company.

Backlog

   At December 31, 1997, the Company's aggregate backlog was $32.0 million, as compared to $15.6 million and $23.8 million at December 31, 1996 and 1995, respectively. Of such aggregate backlog at December 31, 1997, approximately 52% was attributable to three clients. The Company anticipates that substantially all such backlog at December 31, 1997, will be filled during the next twelve months. In addition to the $32.0 million backlog at December 31, 1997, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1997 was $26.8 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Marketing and Sales

   Sales of the Company's merchandising displays and point-of-purchase services are generated by Michael Wahl, its Chief Executive Officer, and by 34 other sales employees. The Company typically sells its in-store fixture and display systems pursuant to separate purchase orders following customer approval of a prototype. However, the Company is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. To a limited extent, sales are also generated through independent sales representatives.

Warranties

   The Company generally does not warrant its merchandising systems to be free from defects in materials or workmanship but generally replaces any system found to be defective. Such replacement costs historically have been minimal. The Company generally warrants its interactive point-of-purchase systems to be free from defects in materials or workmanship for periods ranging from 3 to 12 months. The particular warranty granted on each sale is generally determined on a client-by-client, product-by-product basis.


Patents

   The Company has been issued numerous United States and foreign patents relating to certain components of its merchandising systems and has several additional patent applications pending. The Company does not regard patent protection as being of material importance to its ability to successfully compete in the in-store merchandising display industry. The Company does not hold any patents or material copyrights with respect to its computer software. The Company relies upon confidentiality agreements, as well as restrictions on dissemination of information to employees, to safeguard its confidential information.


Competition

   The custom fixture and display segment of the in-store marketing industry in which the Company primarily competes is very fragmented and highly competitive. Certain of the Company's competitors, including several diversified companies that not only design and assemble merchandising systems for their own products, but also provide such systems and services to unaffiliated concerns, may have greater financial and other resources than the Company. In addition, although the Company believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that the Company will maintain such advantages.

   Most competitors generally operate on a local or regional level. Additionally, competitors often specialize in only one particular aspect of the custom fixture and display segment. As a result, the Company is one of the largest participants in this segment. As consumer products companies and retailers increasingly require vendors to offer comprehensive services and sophisticated technologies, many smaller operators, which are primarily privately held, may not have the capital resources, management skills and technical expertise necessary to compete. Consequently, the Company believes the demand for its products and services will increase and industry consolidation will occur. The Company further believes it is well positioned to capitalize on such consolidation.


Employees

   As of December 31, 1997, the Company employed 253 persons, including 4 executive officers, 125 in production and assembly, 20 in design, 28 in purchasing and engineering, 34 in marketing and sales and 42 in administration. Approximately 76 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 241 of the National Federation of Independent Unions, which expires December 31, 1999. Approximately 22 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 810 of the Alloys and Hardware Fabricators and Warehousemen, which expires April 30, 2000. The Company believes that its current labor relations are good.


Financial Information about Foreign Operations and Export Sales

   Reference is made to Note 10 in Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2. Facilities.

   The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018, where it leases approximately 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is approximately $482,000. The Company sublets 8,750 square feet of such space for approximately $92,000 annually, expiring in October 2002. The Company also leases approximately 4,500 square feet of office space at 230 East Ohio Street in Chicago, Illinois at an annual base rental of approximately $70,000 pursuant to a lease which expires in June 2000. The Company leases approximately 10,500 square feet of office and warehouse space on a month to month basis in Toronto, Canada, while the Company continues to evaluate its local Canadian space requirements.


   The Company operates two production and assembly facilities located in Reading, Pennsylvania. The Company's Reading, Pennsylvania facilities are owned by the Company and are comprised of (i) a 140,000 square foot multi-story production facility on three acres of property and (ii) a 72,500 square foot single story production facility on five acres of property.

   The Company operates a production facility located in Brooklyn, New York. The Company leases approximately 21,000 square feet, which expires in April 2002, at an annual base rent of $63,000. Additionally, the Company has an option to renew this lease for an additional five year term subject to a rental increase based upon the change in the Consumer Price Index from the base year of 1997.


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


Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   The Company's Common Stock is quoted on The Nasdaq SmallCap Market ("Nasdaq") tier of the Nasdaq Stock Market under the symbol "HMGC". The following table sets forth the range of the high and low quotations for the common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                      High     Low
          1997
      First quarter .. . . . . . . . .             $  1-7/16   $ 1
      Second quarter . . . . . . . . .                1-1/2        7/8
      Third quarter  . . . . . . . . .                2            7/8
      Fourth quarter . . . . . . . . .                1-1/2       31/32


           1996
      First quarter. .. . . . . . . . .            $  3        $ 1-1/2
      Second quarter. . . . . . . . . .               2-1/4      1-1/4
      Third quarter. . . . . . . . . .                1-3/4        7/8
      Fourth quarter. . . . . . . . . .               1-7/8      1

   At March 19, 1998, there were 1,059 holders of record and approximately 3,177 beneficial stockholders of the Company's common stock and the closing bid quotation of the common stock on Nasdaq was $1-3/16 per share.

Dividend Policy

   The Company has not paid dividends on the Common Stock since its inception. The Company intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, the Company is prohibited from paying cash dividends. See Note 4 in Notes to the Consolidated Financial Statements included in Item 8 hereof.

Item 6. Selected Historical Financial Data.

   The selected historical financial data presented below as of and for the years ended December 31, 1997, 1996 and 1995 have been derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. The selected financial data of the Company at and for the years ended December 31, 1997, 1996 and 1995 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants.

                                         Year Ended December 31,
                         ----------------------------------------------------
                         1997     1996 (b)    1995 (b)    1994 (b) 1993(a, b)
                         ----     --------    --------    -------- ----------
                                   (in thousands, except per share data)
 Statement of
   Operations Data

  Net revenues         $46,311    $45,552     $47,641     $55,578   $20,375

  Income (loss)
    from operations      1,079     (5,040)    (10,009)       (795)     (290)

  Net income (loss)    $   529   ($ 5,535)   ($10,118)    ($  963)  ($  528)
                       =======   ========     =======      =======  ========

  Basic earnings per
    share data
   Net income (loss)
     per common and
     common equivalent
     shares            $  0.06   ($  0.73)    ($ 1.34)     ($0.17)  ($ 0.13)
                       =======   =========    =========    ========  =======
    Weighted average
      number of common
      and common
      equivalent shares
      outstanding        8,638      7,614       7,568       5,643     4,052
                       =======    =======     =======      ======    ======

  Diluted earnings
   per share data

    Net income (loss)
     per common and
     common equivalent
     shares and assumed
     conversions       $  0.05
                       =======
  Weighted average
    number of common
    and common
    equivalent shares
    and assumed
    conversions         11,206
                        ======

                                                December  31,
                         ----------------------------------------------------
                         1997        1996        1995        1994     1993(a)
                         ----        ----        ----        ----     -------
 Balance Sheet Data:                                  (in thousands)

  Cash and cash
    equivalents       $  6,439    $ 6,950    $  8,139    $  6,469   $ 5,205
  Working capital         (426)    (3,236)      2,624      14,119     2,579
  Total assets          33,645     28,755      32,648      36,718    33,022
  Long-term debt         2,878        266         -         3,182     6,330
  Stockholders' equity   6,470      5,191      10,076      20,223     3,191


(a) Amounts reflect the consummation of the acquisition of three business units from Saatchi & Saatchi PLC and certain of its subsidiaries on October 1, 1993.
(b) Not included because effect is anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   The Company implemented a series of strategic initiatives in 1997 whereby the Company (i) completed its consolidation of its principal manufacturing operations in Reading, Pennsylvania, (ii) acquired strategic new manufacturing equipment to further improve operational efficiencies, (iii) opened a full service office in Toronto, Canada, (iv) continued to eliminate redundant and other overhead costs and (v) continued its efforts to expand the client revenue and service base. The cumulative effect of the Company's 1997 initiatives brought the Company back to profitability for the year ended December 31, 1997 whereby the Company generated revenues of $46.3 million and realized net income of approximately $529,000, or $0.06 basic earnings per share.

     For the year ended December 31, 1997, the Company accomplished the following; (i) consolidated its principal manufacturing operations in Reading in January 1997, (ii) acquired certain wire and metal fabrication equipment and opened a 21,000 square foot wire and metal fabrication facility in Brooklyn, New York in April 1997,(iii) opened a full service office in Toronto through the acquisition of certain assets of Griffith Communications, Inc. effective July 1997, (iv) full conversion to and implementation of a new management information system tailored to the Company's operations, (v) exercised its option to purchase a previously leased 72,500 square foot secondary manufacturing and warehousing facility in Reading for approximately $1.2 million in November 1997,
(vi) consummated a new term loan facility with a financial institution whereby the Company obtained a $600,000 secured term loan for the purchase of the 72,500 square foot Reading facility in November 1997 (this term loan, which expires in November 1999, bears interest at the lending institution's prime rate plus 1% per annum and is secured by the acquired real estate), (vii) consummation of a private placement ("HMG Private Placement") whereby the Company sold an aggregate of 1,012,500 shares of its Common Stock from which it derived net proceeds of approximately $917,000 and (viii) effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment.

Results of Operations

Year Ended December 31, 1997 as Compared to
  Years Ended December 31, 1996 and 1995

   Net revenues increased by approximately $759,000 to $46.3 million for the year ended December 31, 1997 from $45.6 million for the year ended December 31, 1996. This 2% increase in net revenues from 1996 to 1997 was principally the net effect of (i) an increase of net revenues from the Company's new Toronto office of approximately $494,000, (ii) an increase of net revenues from a more diversified client base of $2.6 million and (iii) a decrease in the combined net revenues of the Company's top three clients of 1997 versus 1996 of $2.3 million due to the timing of marketing expenditures by major clients in addition to the timing of national rollouts of merchandising systems developed by the Company. Net revenues decreased $2.1 million for the year ended December 31, 1996 from $47.8 million for the year ended December 31, 1995. The decrease in net revenues from 1995 to 1996 was principally due to the net effect of (i) a reduction in marketing expenditures of one significant client of $6.1 million, offset by (ii) an increase in revenues of $3.3 million derived from the operations of HMG Intermark.

   Gross profit increased $5.1 million to $13.0 million for the year ended December 31, 1997 from $7.9 million for the year ended December 31, 1996 due to the increase in the Company's net revenues and an increase in gross margin. For the year ended December 31, 1997, the gross margin was 28.1% as compared to 17.5% for the comparable 1996 period. The 10.6% increase in gross margin was principally due to a favorable production revenue mix resulting in an 11.7% increase, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and the elimination of the Company's high cost New Jersey plant and the underabsorption of fixed overhead expenses as a percentage of net revenues of 1.2%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped. Gross profit decreased $1.3 million to $7.9 million for the year ended December 31, 1996 from $9.2 million for the comparable 1995 period due to the decrease in the Company's net revenues and a decrease in gross margin. For the year ended December 31, 1996, the gross margin was 17.5% as compared to 19.2% for the comparable 1995 period. The 1.7% decrease in gross margin was principally due to a favorable production revenue mix resulting in a 0.3% increase, and the underabsorption of fixed overhead expenses as a percentage of net revenues of 2.0%, which includes the net effect of (i) an increase in fixed overhead expense relating to HMG Intermark's operation of 4.6% and (ii) a decrease in fixed overhead expenses at the Company's New Jersey facility of 2.6%.

   Selling, general and administrative expenses ("SG&A") decreased $1.0 million to $12.0 million for the year ended December 31, 1997 as compared to $13.0 million for the year ended December 31, 1996. The decrease in SG&A from 1996 to 1997 was principally a result of (i) the continuing effect of the consolidation of manufacturing facilities, (ii) a reduction in personnel cost of $532,000,
(iii) expenses of $175,000  related to the discontinued  European  operation and
(iv) a decrease spending in other general expenses. SG&A decreased to $13.0 million for the year ended December 31, 1996 as compared to $16.0 million for the comparable 1995 period. The decrease in SG&A expenses of $3.0 million was principally a result of the Company's efforts to reduce its expenses and restructure its operations, including the consolidation of manufacturing facilities which resulted in (i) a reduction in personnel costs of approximately $2.4 million, (ii) reduction in European expense of operations of $243,000 and
(iii) decreased spending in other general expenses.

   In December 1995, restructuring costs of $3.2 million were charged to operations which principally related to the implementation of a cost reduction program to be primarily implemented through consolidation and selective closures of the Company's offices and manufacturing facilities. The restructuring costs were comprised principally of a $1.1 million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to cost reduction programs.

   For the year ended December 31, 1997, the Company generated interest income of $323,000 as compared to $351,000 and $578,000, for the comparable 1996 and 1995 periods, respectively. The decrease in interest income of approximately $28,000 from 1996 to 1997 and the decrease of $227,000 from 1995 to 1996 was attributable principally to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper.

   Interest expense was $1.1 million for the year ended December 31, 1997 as compared to $834,000 and $793,000 for the comparable 1996 and 1995 periods, respectively. The increase in interest expense of approximately $264,000 from 1996 to 1997 and $41,000 from 1995 to 1996 was principally due to the increased average borrowings in the respective years.

   Other income of $267,000 for the year ended December 31, 1997 was the result of Common Stock received by the Company from a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of Common Stock and generated a net gain of $267,000.

   As a consequence of the foregoing factors, the Company realized a net gain of approximately $529,000, or $0.06 basic earnings per share, for the year ended December 31, 1997 as compared to a net loss of $5.5 million, or $0.73 per share, for the year ended December 31, 1996. For the year ended December 31, 1995, the Company incurred a net loss of $10.1 million, or $1.34 per share.

Stockholders' Equity

   Stockholders' equity increased $1.3 million to $6.5 million at December 31, 1997 from $5.2 million at December 31, 1996. The net increase in stockholders' equity was principally due to (i) net income of $529,000, (ii) proceeds derived from the HMG Private Placement of common stock whereby the Company issued 635,000 shares of Common Stock for an aggregate value of $540,000 and (iii) the issuance of 159,561 shares of Common Stock by the Company to the HMG Worldwide Corporation Capital Accumulation Plan valued at $160,000.

   In conjunction with the strategic positioning of the Company, in December 1996, the Company initiated the HMG Private Placement whereby the Company offered for sale up to 2 million shares of Common Stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1997 the Company sold an aggregate of 1,012,500 shares of its Common Stock at $1.00 per share from which it derived net proceeds of approximately $917,000. All stock issued pursuant to the terms of the HMG Private Placement is restricted stock which has not been registered under the Securities Act and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.


Income Taxes

     At December 31, 1997, the Company had available $27.6 million of net operating loss carryforwards which expire during the years 2001 through 2012. A benefit of approximately $139,000 from these loss carryforwards has been reflected in the consolidated financial statements for the year ended December 31, 1997.

   The Company's income tax provision for the year ended December 31, 1997 was $42,000 as compared to $12,000 and $14,000 for the years ended December 31, 1996 and December 31, 1995, respectively, and resulted principally from state and local alternative minimum taxes.


Backlog

   At December 31, 1997, the Company's aggregate backlog was $32.0 million, as compared to $15.6 million and $23.8 million at December 31, 1996 and 1995, respectively. Of such aggregate backlog at December 31, 1997, approximately 52% was attributable to three clients The Company anticipates that substantially all such backlog at December 31, 1997, will be filled during the next twelve months. In addition to the $32.0 million backlog at December 31, 1997, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1997 was $26.8 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


Inflation

   The effect of inflation on the Company's operations has not been significant to date.

Liquidity and Capital Resources

   Cash and cash equivalents at December 31, 1997, 1996 and 1995 aggregated approximately $6.4 million, $6.9 million and $8.1 million, respectively. For the years ended December 31, 1997, 1996 and 1995 the Company's cash flows from operating, investing and financing activities are summarized below:

                                                   Year Ended December 31,
                                                  -------------------------
                                                  1997     1996        1995
                                                  ----     ----        ----
                                                         (in millions)
Net cash used in operating activities            ($3.3)   ($2.0)      ($7.7)
                                                  ----     ----        ----

Investing activities:
  Redemption of marketable securities                                   6.8
  Acquisition, net of cash acquired                                    (0.2)
  Proceeds from sale of an investment              0.4
  Capital expenditures                            (1.8)    (1.6)       (0.4)
                                                 -----     ----       -----
   Net cash provided by (used in)
     investing activities                         (1.4)    (1.6)        6.2
                                                 -----     ----       -----

Financing activities:
  Net proceeds from sale of common stock           0.5      0.4
  Proceeds from exercise of stock options                   0.3
  Proceeds from issuance of  notes, net                                 0.7
  Proceeds derived from the sale of convertible
    debentures                                     2.2
  Net increase in indebtedness                     1.5      1.7         2.5
                                                  ----     ----       -----
    Net cash provided by financing activities      4.2      2.4         3.2
                                                  ----     ----       -----

  Net increase (decrease) in cash and cash
   equivalents                                   ($0.5)   ($1.2)       $1.7
                                                  ====     ====        ====

   The Company's decrease in cash and cash equivalents of $511,000 for the year ended December 31, 1997 was principally due to (i) net cash used in operating activities of $3.3 million, used principally to finance increases in the Company's accounts receivable and inventory levels, (ii) capital expenditures of $1.8 million, offset by, (iii) net borrowings under the Company's credit facility of $1.5 million, (iv) proceeds from the sale of an investment of $356,000, (v) net proceeds derived from the HMG Private Placement of $540,000 and (vi) proceeds from the sale of Debentures of $2.2 million.

   The Company's decrease in cash and cash equivalents of $1.2 million for the year ended December 31, 1996 was principally due to (i) net cash used in operating activities of $2.0 million and (ii) capital expenditures of $1.6 million, offset by, (iii) net borrowings under the Company's credit facility of $1.7 million, (iv) net proceeds from the sale of Common Stock pursuant to a private placement of $377,000 and (v) net proceeds from the exercise of stock options of $273,000. The Company's negative cash flow from operations for the year ended December 31, 1996 principally resulted from (i) the net loss from operations of $5.5 million and (ii) the aggregate reduction in general liabilities of $780,000, offset by (iii) decreases in current and other assets, other than cash and cash equivalents of $3.5 million and (iv) non-cash charges of $856,000 for depreciation and amortization.

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

   The Company secured a $13.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, equipment and certain real estate and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

   Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. The average balance outstanding under the Company's credit agreements for the years ended December 31, 1997, 1996 and 1995 was approximately $10.8 million, $8.8 million and $5.1 million , respectively, at the weighted average interest rate of 9.6%, 8.6% and 9.8%, respectively.

   Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At December 31, 1997, and 1996 the balance outstanding on the term loan component of the Credit Agreement was $866,000 and $334,000 respectively.

     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures and the Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4
(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration.

   The Company's working capital at December 31, 1997 was a deficit of $426,000, inclusive of borrowings of $10.9 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to (i) negative cash flows from operations during 1997 through the building of higher accounts receivable and inventory levels and (ii) increased borrowing under the Company's credit facilities whereby such proceeds were used in part to finance capital expenditures of $1.8 million, inclusive of $1.2 million purchase of its secondary 72,500 square foot production facility in Reading. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. However management believes that significant cost savings will be realized through the implementation of its 1996 and 1997 strategic plans whereby the Company moved and consolidated its manufacturing facilities in Reading, Pennsylvania, restructured the Company's New York and Chicago offices, upgraded the Company's injection molding division, expanded its internal wire fabrication capabilities and closed its European office. Furthermore, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement and issuance of Debentures will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes that each of the above cost reduction components, an expanded client base and future cash flows from operations developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

   The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the Year 2000 compliance. It is anticipated that the project will be completed by early of 1999. Management does not believe the Year 2000 compliance expense and related potential effect on the Company's earnings will be material. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

Item 8.  Financial Statements and Supplementary Data.




         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                          PAGE


   Independent Auditors' Report                                      18

   Consolidated Balance Sheets at December 31, 1997 and 1996         19

   Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                                20

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                21

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1997, 1996 and 1995            23

   Notes to Consolidated Financial Statements                        24

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION



   We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                           FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 20, 1998

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                            December 31,
                                                          ----------------
                                                          1997        1996
                                                          ----        ----
                              ASSETS

Current assets:
  Cash and cash equivalents (Note 1)                   $ 6,439     $ 6,950
  Accounts receivable - less allowance
    for doubtful accounts of $273 and $577 (Note 14)     8,445       6,454
  Inventory (Notes 1 and 2)                              6,671       4,214
  Prepaid expenses                                         414          95
  Other current assets                                     317         240
                                                       -------     -------
     Total current assets                               22,286      17,953

Property and equipment - net (Notes 1 and 3)             4,682       3,349
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $1,615 and $1,207 (Note 1)             6,544       6,952
Other assets                                               133         501
                                                       -------     -------
                                                       $33,645     $28,755
                                                       =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
    obligations (Note 4)                               $10,942    $ 9,439
  Note payable                                                        338
  Accounts payable                                       8,729      5,803
  Accrued employee compensation and benefits             1,418      1,033
  Deferred revenue (Note 1)                                604      1,835
  Accrued expenses                                         673      1,566
  Restructuring costs (Note 12)                                       623
  Other current liabilities                                346        552
                                                       -------    -------
    Total current liabilities                           22,712     21,189

Pension obligation (Notes 1 and 5)                       1,175      1,684
Convertible debentures (Note 4)                          2,200
Term loans (Note 4)                                        678        266
Other long-term liabilities (Note 5)                       410        425
                                                       -------    -------
                                                        27,175     23,564
                                                       -------    -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 8,924,150 and 8,129,589 shares
    issued and outstanding (Note 7)                         89         81
  Additional paid-in capital (Note 7)                   34,645     33,903
  Accumulated deficit                                  (28,264)   (28,793)
                                                       -------    -------
                                                         6,470      5,191
                                                       -------    -------
                                                       $33,645    $28,755
                                                       =======    =======


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                  Year Ended December 31,
                                               -----------------------------
                                               1997         1996        1995
                                               ----         ----        ----


Net revenues (Notes 1 and 9)                 $46,311      $45,552     $47,641

Cost of revenues                              33,273       37,589      38,479
                                             -------      -------     -------

  Gross profit                                13,038        7,963       9,162

Selling, general and administrative
  expenses                                    11,959       13,003      15,996

Restructuring  costs (Note 12)                                          3,175
                                             -------      -------     -------

  Income (loss)  from operations               1,079       (5,040)    (10,009)

Interest income                                  323          351         578

Interest expense (Note 4)                     (1,098)        (834)       (793)

Other income                                     267                       30

Gain from foreign currency
 translation (Note 1)                                                      90
                                             -------      -------     -------

  Income (loss) before provision for income
    taxes                                        571       (5,523)    (10,104)

Provision for income taxes (Note 6)              (42)         (12)        (14)
                                             -------      -------     -------

  Net income (loss)                          $   529     ($ 5,535)   ($10,118)
                                             =======      =======     =======

Basic earnings per share
  Net income (loss) per common and
  common equivalent shares                   $  0.06     ($  0.73)   ($  1.34)
                                             =======      =======     =======

  Weighted average number of common
  and common equivalent shares
  outstanding                              8,637,528    7,614,356   7,567,517
                                           =========    =========   =========

Diluted earnings per share
  Net income (loss) per common and
  common equivalent shares
  and assumed conversions                    $  0.05
                                             =======

  Weighted average number of common
  and common equivalent shares
  and assumed conversions                 11,206,460
                                          ==========




          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                  Year Ended December 31,
                                             -------------------------------
                                             1997          1996         1995
                                             ----          ----         ----
Cash flows from operating activities:
  Cash received from customer             $43,091       $48,930      $46,275
  Interest received                           321           351          578
  Cash paid to suppliers                  (36,481)      (39,739)     (42,326)
  Cash paid to employees                   (9,112)      (10,671)     (11,400)
  Income taxes paid                           (30)          (12)         (14)
  Interest paid                            (1,098)         (816)        (793)
                                          -------       -------      -------
    Net cash used in operating
       activities                          (3,309)       (1,957)      (7,680)
                                          -------       -------      -------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                    (176)
  Proceeds from redemption
    of marketable securities                                           6,828
  Proceeds from the sale of an investment    356
  Capital expenditures                    (1,807)        (1,654)        (419)
                                         -------        -------      -------
     Net cash provided by (used in)
         investing activities             (1,451)        (1,654)       6,233
                                         -------        -------      -------

Cash flows from financing activities:
  Net proceeds from the sale of common
   stock as part of  a private placement     540            377
  Net proceeds from exercise of stock
   options                                                  273           10
  Proceeds derived  from a term loan         600            340
  Proceeds derived from the sale of
   convertible debentures                  2,200
  Proceeds derived from a credit
   agreement, net                          1,315          1,814        6,483
  Proceeds from issuance of notes, net                                   714
  Principal payments of outstanding debt
    obligations                             (406)          (382)      (4,161)
                                         -------        -------      -------
     Net cash provided by  financing
       activities                          4,249          2,422        3,046
                                         -------        -------      -------

Effect of exchange rate changes                                           71
                                         -------        -------      -------
Net increase (decrease) in cash
  and cash equivalents                      (511)        (1,189)       1,670

Cash and cash equivalents
  at beginning of year                     6,950          8,139        6,469
                                         -------        -------      -------

Cash and cash equivalents
  at end of year                        $  6,439        $ 6,950      $ 8,139
                                        ========        =======      =======








          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)






                                                     Year Ended December 31,
                                                  ----------------------------
                                                  1997        1996       1995
                                                  ----        ----       ----

Reconciliation of net income (loss) to net
 cash used in operating activities:
  Net income (loss)                             $  529     ($5,535)   ($10,118)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                    882         856       1,283
  Restructuring costs - non-cash                                         1,146
  Other income                                     267
  Gain on foreign currency translation                                     (90)

Decrease (increase) in assets, net of effects
 of acquisition:
  Accounts receivable                           (1,991)      2,227        (760)
  Inventory                                     (2,457)      1,040         202
  Prepaid expenses                                (319)        345         286
  Other assets                                     (77)       (110)        285

Increase (decrease) in liabilities, net of
 effects of acquisition:
  Accounts payable                               2,926       1,472         (46)
  Deferred revenue                              (1,231)      1,139        (678)
  Accrued expenses                              (1,329)     (1,760)        810
  Restructuring costs                                       (1,350)
  Pension obligation                              (509)       (281)
                                                ------      ------     -------
    Net cash used in operating activities      ($3,309)    ($1,957)   ($ 7,680)
                                                ======      ======     =======


Non-cash investing and financing activities:
  Fair value of assets acquired in
    connection with an acquisition                                     $ 2,218
  Fair value of liabilities assumed
    in connection with an acquisition                                  $ 3,226
  Common stock issued in connection
    with an employee benefit plan              $  160
  Warrants issued as part of a
    consulting agreement                       $   50





          See accompanying notes to consolidated financial statements.

                          HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in thousands, except share data)



                                                         Foreign       Total
                                    Additional           Currency      Stock-
                    Common Stock    Paid-in  Accumlated  Translation   holders'
                  Shares   Amount   Capital   Deficit    Adjustments   Equity
                  ------   ------   -------   -------    -----------   ------
Balance at
 December 31,
 1994           7,557,351   $76    $33,248  ($13,140)       $ 39       $20,223

Issuance of
 shares as part
 of exercise of
 stock options     10,166               10                                  10
Foreign currency
 translation
 adjustment                                                  (39)          (39)
Net loss                                     (10,118)                  (10,118)
                ---------   ---    -------  --------       -----        ------
Balance at
 December 31,
 1995           7,567,517    76     33,258   (23,258)         -         10,076

Issuance of
 shares as part
 of exercise of
 stock options    184,572     2        271                                 273
Shares sold as
 part of a private
 placement        377,500     3        374                                 377
Net loss                                      (5,535)                   (5,535)
               ----------   ---    -------  --------       -----       -------
Balance at
 December 31,
 1996           8,129,589    81     33,903   (28,793)        -           5,191

Shares sold as
 part of a private
 placement        635,000     6        534                                 540
Issuance of
 warrants as part
 of a consulting
 agreement                              50                                  50
Issuance of
 shares as a
 contribution
 to HMG Worldwide
 Corporation
 Capital
 Accumulation
 Plan             159,561     2        158                                 160
Net income                                       529                       529
                ---------   ---    -------  --------      -----        -------
Balance at
 December 31,
 1997           8,924,150   $89    $34,645  ($28,264)     $ -         $  6,470
                =========   ===    =======   =======      =====       ========












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

     The Company, using its marketing resources and expertise, is engaged in the design, development, production and assembly of in-store, or point-of-purchase, marketing and merchandising fixture and display systems. The Company's operations are conducted principally through four operating wholly-owned subsidiaries being respectively HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"). Display Depot, Inc. ("DDI") and HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith"). The Company conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

   Pursuant to a purchase agreement dated September 30, 1995, the Company consummated a series of transactions with Benson Eyecare Corporation ("Benson") whereby Benson's Foster Grant Group L.P. ("Foster Grant") entered into a ten year supply contract, as amended, ("Supply Contract") with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark (see Note 11).

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

   Inventory:   Inventory,   consisting  principally  of  merchandising  display
components, is stated at the lower of cost or market on a standard cost basis which approximates average cost (see Note 2).

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

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies  (continued)

   Excess of Cost Over Fair Value of Assets Acquired: The excess of cost over fair value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years. Related amortization expense was approximately $408,000, $408,000 and $363,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The periods of amortization are reviewed on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair value of assets acquired relates. The excess of cost over fair value of assets acquired will be written off if it becomes evident that it has been permanently impaired.

   Fair Value of Financial Instruments: The fair value of the revolving credit facility, note payable, term loans and convertible debentures approximates carrying value due to the short maturities.

     Foreign Currency Translation: The functional currency of HMG Griffith is the Canadian Dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Translation adjustments resulting from fluctuation in exchange rates are recorded as a separate component of Stockholders' Equity. Income and expense items are translated at the average exchange rates during the respective periods. All translation adjustments realized by the Company during 1997, which in total were not material, were charged to operations.

   Revenue recognition: Revenue is recognized when a display or system is shipped and when services are performed.

     Reclassifications: Certain reclassifications have been made to conform the presentation of prior years to the current year presentation.

     Research and Development: Research and development costs are charged to operations as incurred.

   Income Taxes: Income taxes are provided on the liability method on all revenues and expenses included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pre-tax accounting income or loss and taxable income or loss (see Note 6). Under the liability method of accounting for income taxes, deferred taxes are based on rates that are expected to be in effect when temporary differences are scheduled to reverse.

   Earnings per Share: Earnings per share are based on the weighted average number of common shares outstanding during each period. Common shares issuable upon exercise of stock options and warrants are included in the earnings per share computation unless they are immaterial in amount or anti-dilutive (see
Note 7), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128.

     Employee Benefit Plans: The Company and its subsidiaries sponsor a series of defined benefit and defined contribution plans for its union and non-union employees. For the defined benefit plans, the Company has adopted SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 5).

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies  (continued)

   Accounting  for  Stock-Based  Compensation:  Prior to January  1,  1996,  the
Company  accounted  for its stock option  plans in  accordance  with  Accounting
Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

     Recently Issued Accounting Standards: In February 1997, SFAS No. 128, "Earnings per Share" established standards for computing and presenting earnings per share ("EPS"). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the Consolidated Statement of Operations. SFAS No. 128 was effective for financial statements issued for the periods ending after December 15, 1997 and required restatement of all prior period EPS data presented. The adoption of SFAS No. 128 did not have a material impact on previously reported EPS data.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statement for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include the required information beginning with the first quarter of 1998.

   In addition, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the December 31, 1998 financial statements.


Note 2 - Inventory

  Inventory consisted of the following components at December 31, 1997 and 1996:
                                                        December 31,
                                                    -------------------
                                                    1997           1996
                                                    ----           ----
                                                      (in thousands)

              Finished goods                       $1,210         $1,312
              Work-in-progress                      1,015            653
              Raw materials                         4,446          2,249
                                                   ------         ------
                                                   $6,671         $4,214
                                                   ======         ======

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Property and Equipment

   The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at December 31, 1997 and 1996:
                                    December 31,
                               --------------------
   Description                 1997            1996      Estimated Useful Life
   -----------                 ----            ----      ---------------------
                                 (in thousands)
   Land                     $   528          $  103
   Buildings                  2,829           1,755      40 years
   Equipment                  1,511           1,143      3-7 years
   Furniture and fixtures       243             192      5 years
   Leasehold improvements       483             586      Lesser of lease term
                                                         or eight years
   Tooling                      952             960      3-7 years
                            -------          ------
                              6,546           4,739
   Less: accumulated
     depreciation and
     amortization             1,864           1,390
                            -------          ------

                            $ 4,682          $3,349
                             ======          ======

   Depreciation and amortization expense for property and equipment for the years ended December 31, 1997, 1996 and 1995 was approximately $474,000, $448,000 and $920,000, respectively.

Note 4 - Long-term Obligations

   Long-term obligations at December 31, 1997 and 1996 are as follows:
                                               December 31,
                                             ----------------
                                             1997        1996
                                             ----        ----
                                              (in thousands)
     Revolving credit facility             $10,754     $9,371
     Term loan                                 866        334
     Convertible debentures                  2,200
                                           -------     ------
                                            13,820      9,705
     Less: current maturities               10,942      9,439
                                           -------     ------
                                           $ 2,878     $  266
                                           =======     ======

Revolving Credit Facility

   On November 22, 1996, the Company consummated a $13.0 million three year Loan and Security Agreement, as amended, ("Credit Agreement") with a financial institution in the form of a revolving credit facility and a term loan. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Company used funds available under the Credit Agreement to retire its previous credit facility with a bank. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 4 - Long-term Obligations (continued)

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

   Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. The balance outstanding on the term loan component of the Credit Agreement at December 31, 1997 and 1996 was $866,000 and $334,000, respectively.

   Prior to November 22, 1996, the Company maintained a credit facility with a bank which provided for a secured revolving line of credit which advanced up to the lesser of 80% of eligible accounts receivable and the Company's cash and cash equivalents and marketable securities, or $10.0 million. Borrowings under the prior credit facility were charged interest at either the bank's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum and required the Company to pay a quarterly commitment fee at a rate of one half of 1% per annum of the average unused amount of funds available.

   The average balance outstanding under the Company's credit agreements for the years ended December 31, 1997, 1996 and 1995 was approximately $10.9 million, $8.8 million and $5.1 million, respectively, at the weighted average interest rate of 9.6%, 8.6% and 9.8% , respectively.

Convertible Debentures

   Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. The Debentures and Conversion Shares which may be acquired upon the conversion have been issued without registration by reason of the private offering exemption under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the Debentures and the Conversion Shares may not be resold absent registration under the Securities Act or the availability of an applicable exemption from such registration.

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Employee Benefit Plans

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

   Pursuant to the terms of the Pension Plan, HMG Intermark's union employees, with dates of hire prior to April 1, 1996, generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 7%. HMG Intermark union employees with dates of hire subsequent to March 31, 1996 are not eligible for retirement benefits pursuant to the terms of this Pension Plan. Alternatively, such post March 31, 1996 hirees and all other HMG Intermark union employees are covered, effective January 1, 1997, by the HMG Intermark Capital Accumulation Plan, a defined contribution plan qualifying under the IRC Section 401(k). The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. Additional discretionary contributions can be made at the option of HMG Intermark.

   The following is a summary of the components of defined benefit pension costs for the periods ending December 31, 1997, 1996 and 1995 and the accumulated pension obligation of HMG Intermark at December 31, 1997 and 1996:

                                                         For the  Period
                                                         October 1, 1995
                                   For the Years Ended   (date of acquisition)
                                       December 31,      through December 31,
                                      1997      1996          1995
                                      ----      ----          ----
  Net periodic cost
  Service cost - benefits
   earned during the
   period with interest             $  41     $  45          $   9
  Interest cost on accumulated
    benefit obligation                342       341             89
  Actual return on assets            (613)     (270)          (102)
  Net amortization and deferral       356        55             52
                                    -----     -----          -----
    Net periodic pension cost        $126      $171          $  48
                                    =====     =====          =====

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Employee Benefit Plans  (continued)

                                                              December 31,
                                                             --------------
                                                             1997      1996
                                                             ----      ----
Accumulated pension obligation:
  Vested benefits obligation                              ($5,129)  ($5,083)
  Fair market value of plan assets                          3,829     3,228
                                                           ------    ------
  Funded status of projected benefit obligation            (1,300)   (1,855)
  Unrecognized net loss                                       148       170
  Adjustment to recognized minimum liability                 (148)     (170)
                                                           ------    ------
       Accrued pension benefit obligation                  (1,300)   (1,855)
       Less: current portion                                  125       171
                                                           ------    ------
       Pension obligation - long-term                     ($1,175)  ($1,684)
                                                           ======    ======

   Pursuant to the terms of the Health Care Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 1997 and 1996, the Company has included as a component of other long-term liabilities approximately $329,000 and $334,000, respectively, relating to the unfunded Health Care Plan obligation. The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 7% and (iii) a gross medical cost increase of an average of 9% for the next five years and 6% increase thereafter.

   The following is a summary of the components of the Health Care Plan costs for the periods ended December 31, 1997, 1996 and 1995 and the accumulated health care obligation of HMG Intermark at December 31, 1997 and 1996:

                                                          For the  Period
                                                          October 1, 1995
                                    For the Years Ended  (date of acquisition)
                                       December 31,       through December 31,
                                    -----------------     --------------------
                                    1997         1996          1995
                                    ----         ----          ----
  Service cost - benefits
   earned during the period         $ 45         $ 44          $ 13
                                    ====         ====          ====
  Net premiums paid
   during the period                $ 50         $ 49          $ 12
                                    ====         ====          ====

  Net periodic cost:
   Service cost - benefits
    earned during the
    period with interest            $  6         $  5          $  2
   Interest cost on
    accumulated benefit
    obligation                        32           33             9
  Actual loss on benefit
   payments                            7            6             2
                                    ----         ----          ----
     Net periodic health
      care cost                     $ 45         $ 44          $ 13
                                    ====         ====          ====

                          HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Employee Benefit Plans  (continued)

                                                          December 31,
                                                         --------------
                                                         1997      1996
                                                         ----      ----
Accumulated health care obligation:
  Accumulated benefit obligation and
    projected benefit obligation                        ($327)    ($489)
                                                         ----      ----
  Funded status of projected benefit obligation          (327)     (489)
 Unrecognized net (gain) loss                             (52)      104
                                                         ----      ----
     Health care obligation                              (379)     (385)

       Less: current portion                               50        51
                                                         ----      ----
       Health care obligation - long-term               ($329)    ($334)
                                                         ====      ====


Capital Accumulation Plan

   The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC Section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan subject to Internal Revenue Code limitations. In addition the HMG Worldwide Corporation Capital Accumulation Plan provides an employer matching provision whereby the Company matches fifty cents for every dollar of employee contribution up to 6% of base compensation. Company contributions of approximately $149,000, $155,000, and $114,000 were made and charged to operations for the years ended December 31, 1997, 1996 and 1995 respectively.

   The HMG Worldwide Corporation Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $154,000, $160,000 and $155,000 were made and charged to operations for the years ended December 31, 1997, 1996, and 1995, respectively. The plan also allows the Company to make discretionary contributions at the end of the plan year. The Company did not make any discretionary contributions for these years.

Multi-Employer Benefit Plans

   HMG participated in two multi-employer benefit plans covering all union employees pursuant to agreements between HMG and Local 2682, United Brotherhood of Carpenters and Joiners. These plans were defined benefit plans; however, specific benefit levels were not negotiated with, or known by the employer. The pension plan required HMG to contribute 6% of each employee's wages, excluding overtime, on a monthly basis. Pension plan contributions of approximately $82,000 and $99,000, were made and charged to operations for the years ended December 31, 1996 and 1995, respectively. The welfare plan required HMG to make a specified contribution for each employee per month and for each hour for all regular and overtime hours worked. Welfare plan contributions of approximately $142,000 and $187,000 were made and charged to income during the periods noted above. Pursuant to the closing of HMG's New Jersey manufacturing facility effective December 31, 1996, the Company is no longer participating in these plans.

                          HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Income Taxes

   The components of the provisions for income taxes are as follows:

                                        Year Ended December 31,
                                       ------------------------
                                       1997      1996      1995
                                       ----      ----      ----
                                          (in thousands)
    Current:
       Federal - current provision     $139     $  -      $  -
       Federal - current benefit       (139)
       State and local                   42        12       14
                                       ----     -----     ----
                                         42        12       14
                                       ----     -----     ----

        Deferred:
           Federal                       -         -        -
           State and local               -         -        -
                                       ----     -----     ----
                                         -         -        -
                                       ----     -----     ----
                                       $ 42      $ 12     $ 14
                                       ====     =====     ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating loss carryforwards.

   The following is a summary of the significant components of the Company's deferred taxes:

                                                     December 31,
                                                  -----------------
                                                  1997         1996
                                                  ----         ----
                                                   (in thousands)
   Deferred taxes:
     Net operating loss carryforwards          $10,662      $10,316
     Accruals not currently deductible             138          441
     Inventory capitalization                        9           83
     Depreciation                                  434          744
     Other                                         149          136
                                               -------      -------
       Subtotal                                 11,392       11,720
   Less: Valuation allowance                   (11,392)     (11,720)
                                               -------      -------
       Net deferred taxes                      $  -         $  -
                                               =======      =======

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

                          HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 -  Income Taxes  (continued)

   A reconciliation of the tax provisions and amounts computed by applying the federal income tax rate of 35% to the loss before income taxes is as follows:
                                                  Year Ended December 31,
                                                 -------------------------
                                                 1997       1996      1995
                                                 ----       ----      ----
                                                      (in thousands)
  Computed tax benefit, net of
    valuation allowance                        $  -        $  -       $  -
  State and local income taxes                   42          12         14
                                               ----        ----       ----
                                               $ 42        $ 12       $ 14
                                               ====        ====       ====

Note 7 - Common Stock

   In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of Common Stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1997 the Company sold an aggregate of 1,012,500 shares of its Common Stock at $1.00 per share from which it derived net proceeds of approximately $917,000. The Company also contributed 159,561 shares of Common Stock valued at $1.00 per share to the HMG Worldwide Corporation Capital Accumulation Plan during 1997. All stock issued pursuant to the terms of the HMG Private Placement and the Capital Accumulation Plan contribution is restricted stock which has not been registered under the Securities Act of 1933, as amended ("the Securities Act"), and may not be resold by the respective purchasers thereof absent registration under the Securities Act or the availability of an applicable exemption from such registration statement.

   Contemporaneous with the HMG Private Placement, in December 1996 the Company derived net proceeds of approximately $272,000 through the exercise of stock options for which the Company issued 184,572 shares.

   The Company maintains four stock option plans which have been adopted by the Board and subsequently approved by its stockholders. Three of the stock option plans are comprised of two option categories; incentive stock options for full-time employees and consultants, including officers and directors, and nonstatutory stock options for full-time employees and non-employee directors The one additional plan provided for incentive stock options for full-time employees, officers and directors and non-statutory stock options for employees and consultants and non-employee directors. The total number of shares reserved and available under the four plans are 2,543,012 shares. During 1997, the Company issued an additional 210,000 incentive-based stock options and 250,000 stock warrants outside of the four stock option plans. The stock options were granted to certain employees and directors of the Company. The Company issued 50,000 warrants exercisable at $1.00 per warrant in connection with the purchase of certain assets for the Company's Canadian office. Additionally, the Company issued 113,000 warrants exercisable at $1.25 per warrant to each of Ivan Berkowitz and Louis Perlman in connection with the Company's Private Placement of the Debentures and other financial consulting services performed on behalf of the Company.

                          HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7 - Common Stock (continued)

   The following is a summary of stock option and warrant transactions for the years ended December 31, 1997, 1996 and 1995:

                                             1997        1996        1995
                                             ----        ----        ----
Options outstanding at January 1         2,427,328   2,031,450   2,157,225
Incentive options granted at $ .875        480,950
Incentive options granted at $1.250                    599,450
Incentive options granted at $1.375        120,000
Warrants granted at $1.00                   50,000
Warrants granted at $1.25                  226,000
Warrants granted at $2.00                               50,000
Options exercised                                     (184,572)    (10,166)
Options canceled                          (225,450)    (69,000)   (115,609)
                                         ---------   ---------   ---------
                                         3,078,828   2,427,328   2,031,450
                                         =========   =========   =========


   At December 31,  1997,  the Company has 469,450,  173,300,  75,900,  825,450,
120,000, 40,200, 1,324,528 and 50,000 options outstanding exercisable at $0.875,
$0.9375,  $1.00,  $1.25,$1.375,  $1.56 and $1.625 per share,  respectively.  The weighted average exercise price and period of exercise of all outstanding stock options and warrants at December 31, 1997 and 1996 was $1.35 per share and 6.6 years, respectively, and $1.99 per share and 7.7 years, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 1997 and 1996 was $0.25 and $0.31 per share, respectively. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 5.6%; volatility factor of expected market price of the Company's common stock of 36% and a weighted average expected life of the option of 6.6 years. Under the provisions of SFAS No. 123, the Company's pro forma compensation expense arising from the grant of stock options for the year ended December 31, 1997 was approximately $111,000 and pro forma net income and basic income per share would have been approximately $418,000 and $0.05 per share, respectively. For the year ended December 31, 1996 pro forma compensation expense was approximately $160,000 and pro forma net loss and net loss per share would have been approximately $5.7 million and $0.75 per share, respectively.

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7 - Common Stock (continued)

   The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 1997:


                                For the Year Ended December 31, 1997
                              ---------------------------------------
                              Income         Shares         Per Share
                             (Numerator)   (Denominator)      Amount
                              ---------     -----------      --------
                                (in thousands, except per share data)

Net income                        $529

Basic earnings per share
  Income available to
    common stockholders           $529        8,638           $0.06
                                                              =====

Effect of dilutive securities
  Stock options & warrants          -         2,568
                                  ----        -----

Diluted earning per share
  Income available to common
    stockholders & assumed
    conversions                   $529       11,206           $0.05
                                  ====       ======           =====


Note 8 - Lease Commitments

   The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At December 31, 1997, future minimum payments under noncancellable operating leases are as follows:

                  Year                     Amount
                  ----                     ------
                                       (in thousands)
                  1998                   $  705
                  1999                      634
                  2000                      572
                  2001                      488
                  2002                      369
                  Thereafter                 31
                                         ------
                                         $2,799
                                         ======
     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $800,000, $1.6 million and $2.1 million, respectively.

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 9 - Significant Clients

   Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                       1997  1996  1995
                                       ----  ----  ----
   Bristol Meyers Squibb, Co.           12%
   Procter & Gamble Co.                 12%   17%   11%
   Wal*Mart Stores, Inc.                11%   11%   13%
   Sara Lee Corporation                       12%   24%


Note 10 - Foreign Operations

   The Company opened an office in Toronto, Canada effective July 1, 1997. For the six months ended December 31, 1997, the Company generated revenues of approximately $494,000, incurred a net loss of $31,000 and had identifiable assets of $447,000.


     Note 11 - Acquisition of HMG Intermark and Long-Term Supply Contract with Foster Grant

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

                           HMG WORLDWIDE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 12 - Restructuring Costs - (continued)

   The restructuring costs are comprised principally of a $1.1 million non-cash write-off of property and equipment and $2.1 million of projected expenditures related to the cost reduction program. The provision for the reduction of employees was approximately $600,000 which includes approximately 50 employees from all areas including manufacturing, development, sales, marketing and administration. Approximately $1.5 million was provided for the costs related to the closing and consolidation of production facilities and offices. The Company completed most of the consolidation by December 31, 1996 with the balance completed in 1997.


Note 13 - Related Party Transactions

   For the years ended December 31, 1997, 1996, and 1995, the Company incurred a total of approximately $433,000, $200,000 and $142,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.


Note 14 - Commitments and Contingent Liabilities

   The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

   In April 1984, HMG entered into an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended December 31, 1997, 1996 and 1995, approximately $26,000, $234,000 and $525,000, respectively, were charged to operations.

   The Company is potentially subject to significant concentrations of credit risk on its cash and short-term investments (cash equivalents) and accounts receivable. Short-term investments are in commercial paper of corporations with high credit ratings and securities of U.S. Government agencies and are held by one financial institution with a high credit standing. Receivables, which under normal trade terms are not secured, are from a large number of consumer products companies. The two customers with the largest balances account for approximately 31% of accounts receivable at December 31, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1997.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The executive officers and directors of the Company are as follows:

                                                                    Associated
                                                                     with the
                                                                      Company
Name                    Age          Offices Held                      Since
----                    ---          ------------                   ----------

Michael Wahl            60       Chairman of the Board and             1984
                                 Chief Executive Officer

Andrew Wahl             37       President and Director                1984

Robert V. Cuddihy, Jr.  38       Chief Operating Officer,              1987
                                 Chief Financial Officer
                                 and Director

L. Randy Riley          46       Executive Vice President and          1993
                                 Director

Herbert F. Kozlov       45       Secretary and Director                1988

Ivan Berkowitz          52       Director                              1998

Louis Perlman           51       Director                              1998

Lawrence J. Twill, Sr.  60       Director                              1987


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

     ANDREW WAHL has been a director of the Company since its inception in May 1984. Mr. Wahl became the President effective October 1, 1993, and relinquished his roles as Chairman and Chief Executive Officer. From May 1984 to October 1993, Mr. Wahl served as the Company's Chief Executive Officer. In December 1990, Mr. Wahl became the Secretary of the Company. From July 1987 to October 1993, Mr. Wahl has also served as the Company's Chairman of the Board. Additionally, Mr. Wahl served as the Company's President from May 1984 until December 1990. From September 1980 until May 1984, Mr. Wahl served as Vice President for HMG, where his primary responsibilities were in the areas of new business development and pension and profit-sharing management.
                                      39

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

          IVAN BERKOWITZ has been a director of the Company since January 1998. Mr. Berkowitz has been the President of Great Court Holdings Corporation since 1989. Mr. Berkowitz is also the Managing General Partner of Steib & Company since 1993. From 1995 to 1997, Mr. Berkowitz served as the Chief Executive Officer of PolyVision Corporation.

          LOUIS PERLMAN has been a director of the Company since January 1998. Mr. Perlman has been the President of Lazam Properties Limited for more than the past five years. Additionally, Mr. Perlman has served as Director since 1996 and as the Chairman of the Board of Multi Color Corp. since February 1998.

          LAWRENCE J. TWILL, SR. has been a director of the Company since July 1987. Mr. Twill has been Chairman of Ashwood Capital, a private merchant bank, since March 1991. From February 1990 to February 1991, he was Managing Director of Peers & Co., which at the time was a subsidiary of Kemper Securities, Inc. From June 1988 to February 1990, he served as Executive Vice President, Investment Banking and a member of the Executive Committee of Bateman Eichler, Hill Richards, a subsidiary of Kemper Securities, Inc. From February 1986 to June 1988, Mr. Twill was the Chairman and Chief Executive Officer of Woolcott & Company, an investment banking firm, and from April 1984 to March 1985 he was the President and Chief Executive Officer of New York Air, Inc.

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

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that through December 31, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation

   Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1997, 1996 and 1995 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 1997.

                                  Summary Compensation Table

                                                                         Long-Term Compensation
                                                                   -------------------------------
                                  Annual Compensation                    Awards            Payouts
                                  -------------------              -----------------      --------
                                                      Other                    Number of                All
Name and                                              Annual       Restricted  Securities  Long-Term    Other
Principal                                             Compen-      Stock       Underlying  Incentive    Compen-
Position                  Year    Salary    Bonus     sation(1)    Awards      Options     Payouts      sation
--------                  ----    ------    -----     --------     ------      -------     -------      -------

Michael Wahl              1997    $250,000  $  -                                35,000
  Chief Executive         1996    $250,000  $  -                               140,000
  Officer                 1995    $250,000  $100,000

Andrew Wahl               1997    $250,000  $  -                                35,000
  President               1996    $250,000  $  -                               140,000
                          1995    $190,000  $ 76,500

Robert V. Cuddihy, Jr     1997    $250,000  $  -                                35,000
  Chief Operating Officer 1996    $200,000  $  -                                70,000
  Chief Financial Officer 1995    $150,000  $100,000

L. Randy Riley            1997    $250,000  $  -                                35,000
  Executive Vice          1996    $250,000  $ 70,000                           129,450
  President               1995    $210,000  $  -

(1)Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.


   Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 1997 and prior years under the Company's 1986, 1991 1993 and 1994 Stock Option Plans.

               Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                               Number of Securities
                               Underlying Unexercised    Value of Unexercised
            Number of          Options at                In-the-Money Options
            Shares             December 31, 1997         at December 31, 1997
            Acquired           -----------------------   ---------------------
            on       Value                     Unexer-                 Unexer-
Name        Exercise Realized  Exercisable     cisable   Exercisable   cisable
----        -------- --------  -----------     -------   -----------   -------

Michael Wahl                    634,828                      $ 5,625

Andrew Wahl                     556,750                      $27,419

Robert V.
 Cuddihy, Jr.                   258,850                      $22,550

L. Randy Riley                  258,850                      $ 7,275


Employment Agreements

   The Company maintains an employment agreement ("Wahl Employment Agreement") with Michael Wahl, Chairman of the Board and Chief Executive Officer, at a base salary of no less than $250,000 per year. He is also entitled to receive such bonuses as may be awarded to him from time to time by the Board in its sole discretion. The Wahl Employment Agreement expires December 31, 2002.

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

   Compensation levels afforded to Michael Wahl, Andrew Wahl, Robert V. Cuddihy, Jr., L. Randy Riley and to the Company's other executive officers are based in substantial part upon a comparative evaluation by the Company's Board of Directors of each such person's functional responsibility and performance in that particular segment of the Company's operations for which each is responsible and, where discernable, the profitability of that segment.

   During 1997, the Board approved the grant of stock options, to a number of employees, including executive officers. The grant of options were approved after considering the significant transactions initiated and consummated by the executive officers on behalf of the Company during the past year and the Company's return to profitability. The Board noted that the Company's executive officers accomplishments included (i) consolidated its principal manufacturing operations in Reading in January 1997, (ii) acquired certain wire and metal fabrication equipment and opened a 21,000 square foot wire and metal fabrication facility in Brooklyn, New York in April 1997, (iii) opened a full service office in Toronto through the acquisition of certain assets of Griffith Communications, Inc. effective July 1997, (iv) full conversion to and implementation of a new management information system tailored to the Company's operations, (v) exercised its option to purchase a previously leased 72,500 square foot secondary manufacturing and warehousing facility in Reading for $1.2 millio(vi) consummated a new term loan facility with a financial institution whereby the Company obtained a $600,000 secured term loan for the purchase of the 72,500 square foot Reading facility in November 1997. This term loan, which expires in November 1999, bears interest at the lending institution's prime rate plus 1% per annum and is secured by the acquired real estate, (vii) consummation of a private placement ("HMG Private Placement") whereby the Company sold an aggregate of 1,012,500 shares of its Common Stock from which it derived net proceeds of approximately $917,000 and (viii) effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment.


   March 1, 1998
                        Michael Wahl - Chairman       Herbert F. Kozlov
                        Andrew Wahl                   Robert V. Cuddihy, Jr
                        Ivan Berkowitz                Louis Perlman
                        L. Randy Riley                Lawrence J. Twill, Sr.

Performance Graph

   The following graph compares the yearly change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.


                      1/1/93  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
                      --------------------------------------------------------
HMG Worldwide         $100    $411      $142      $126      $ 47      $ 53

Nasdaq US             $100    $115      $112      $159      $195      $240

Nasdaq Non-Financial  $100    $115      $111      $155      $188      $221

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

   In September 1997, Ivan Berkowitz and Louis Perlman, directors of the Company, entered into a two year financial consulting agreement with the Company through Lazam Properties Ltd ("Lazam"). Under the terms of the consulting agreement, Mr. Berkowitz and Mr. Perlman shall provide to the Company with financial consulting services relating to corporate finance matters. During the term of the agreement, Lazam shall receive $260,000 in consideration of the performance of services. Additionally, Lazam, or its designees, shall receive warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The consulting agreement expires September 30, 1999. Fees paid to Lazam by the Company in full satisfaction of the consulting agreement for the year ended December 31, 1997 were approximately $289,000. The Company issued warrants to purchase an aggregate of 113,000 shares of the Company's Common Stock at an exercise price of $1.25 per share to each of Mr. Berkowitz and Perlman.

   Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1997 were approximately $147,000.

   Lawrence J. Twill, Sr., a director of the Company, is Chairman of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information as of March 19, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:

Name and Address of                      Number of         Approximate
Beneficial Holder                        Shares(1)         Percentage of Class
-------------------                      ---------         -------------------
Michael Wahl                             1,297,875 (2)             13.6%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl                                890,203 (3)              9.3%
475 Tenth Avenue
New York, NY 10018

Robert V. Cuddihy, Jr.                     385,308 (4)              4.2%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                          245,476 (5)              2.7%
529 Fifth Avenue
New York, NY  10017

L. Randy Riley                             357,583 (6)              3.9%
475 Tenth Avenue
New York, NY  10018

Lawrence J. Twill, Sr.                     126,150 (7)              1.4%
111 East 30th Street (16A)
New York, NY  10016

Gilmour 1994 Jersey Trust                  972,222 (8, 9)          10.9%
7 Bond Street
St. Helier
Jersey, Channel Island

State of Wisconsin Investment Board        740,000                  8.3%
P.O. Box 7842
Madison, WI  53707

Great Court Analysis                       640,000 (10, 13)         7.2%
5150 Overland Avenue
Culver City, CA 90230

Wynnefield Partners Small Cap Value L.P.   617,000 (11)             6.8%
One Penn Plaza
Suite 4720
New York, NY 10119

Louis Perlman                              141,000 (12)             1.7%
650 Madison Avenue
New York, NY 10022

Ivan Berkowitz                             113,000 (10, 13)         1.0%
1790 Broadway
Suite 1500
New York, NY 10009


All executive officers                   4,196,595 (14)            37.2%
and directors as a group
(8 persons)

(1)Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 19, 1998. Except as
   otherwise   indicated,   the  persons  named  herein  have  sole  voting  and
   disposition power with respect to the shares beneficially owned.
(2)Includes 634,828 shares issuable upon exercise of options.
(3)Includes 551,750 shares issuable upon exercise of options and 40,000 shares issuable upon conversion of Debentures.
(4)Includes 258,850 shares issuable upon exercise of options.
(5)Includes 227,600 shares issuable upon exercise of options.
(6)Includes 258,850 shares issuable upon exercise of options.
(7)Includes 80,400 shares issuable upon exercise of options.
(8)The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(9)Does not  include  35,000  shares  beneficially  owned  by David  Harrison
    Gilmour,   a  primary   beneficiary  of  the  Trust,  and  100,002  shares
    beneficially owned by Mr. Gilmour's spouse.
(10)Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 640,000 shares
(11)Includes 160,000 shares issuable upon conversion of Debentures.
(12)Includes 113,000 shares issuable upon exercise of warrants and 28,000 shares issuable upon conversion of Debentures.
(13)Includes 113,000 shares issuable upon exercise of warrants. Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 640,000 shares
(14)Includes 2,341,278 shares issuable upon exercise of options and warrants and 68,000 shares issuable upon the conversion of the Debentures owned by such executive officers and directors.

Item 13. Certain Relationships and Related Transactions.

   In 1994, the Company advanced $250,000 to Robert V. Cuddihy, Jr., an officer and Director. Such amount is due to be repaid in one installment due January 31, 1999. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, 1996 and 1997, Mr. Cuddihy made prepayments of $66,422, $4,906 and $41,406, respectively, plus accrued interest. At December 31, 1997, the unpaid balance of such advance was $137,266.

   In 1995, the Company advanced $100,000 to Andrew Wahl, an officer and Director. Such amount is due to be repaid in one installment due January 1, 1999. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995 and 1997, Mr. Wahl made a prepayments of $25,000 and $20,000, respectively. At December 31, 1997, the unpaid principal balance of such advance was $55,000 and no interest was paid during 1997.

   In September 1997, Ivan Berkowitz and Louis Perlman, directors of the Company, entered into a two year financial consulting agreement with the Company through Lazam Properties Ltd ("Lazam"). Under the terms of the consulting agreement, Mr. Berkowitz and Mr. Perlman shall provide to the Company with financial consulting services relating to corporate finance matters. During the term of the agreement, Lazam shall receive $260,000 in consideration of the performance of services. Additionally, Lazam, or its designees, shall receive warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The consulting agreement expires September 30, 1999. Fees paid to Lazam by the Company in full satisfaction of the consulting agreement for the year ended December 31, 1997 were approximately $289,000. The Company issued warrants to purchase an aggregate of 113,000 shares of the Company's Common Stock at an exercise price of $1.25 per share to each of Mr. Berkowitz and Perlman.

   Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1997 were approximately $147,000.

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

   Exhibit
   Number   Description of Exhibit
   ------   ----------------------
    3(a) Certificate of Incorporation, as amended (6)
     (b) By-laws(1)
   10(a) 1986 Stock Option Plan(1)*
     (b) 1991 Stock Option Plan(2)*
     (c) 1993 Stock Option Plan(3)*
     (d) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 12th Floor at 475 Tenth Avenue, New York, New York(4)
     (e) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 8th Floor at 475 Tenth Avenue, New York, New York(4)
     (f) Employment Agreement, dated April 30, 1993, between Registrant, Marlboro Marketing, Inc., a New York corporation, and Michael Wahl(3)*
     (g) 1994 Stock Option Plan  (5)*
     (h) Stock Purchase Agreement, dated as of September 30, 1995, between Benson Eyecare Corporation and Intermark Corp (6)
     (i) Display Purchase Agreement, dated as of September 30, 1995, between
         HMG Worldwide In-Store Marketing, Inc., and Foster Grant Group L.P.
         and Benson Eyecare Corporation (6)
     (j) Loan and Security Agreement between Congress Financial Corporation and Registrant dated November 22, 1996
   21 Subsidiaries of the Registrant   (6)
   23 Consents of Friedman Alpren & Green LLP
   27    Financial Data Schedule

(b) Registrant filed one report on Form 8-K during the last quarter of the period ended December 31, 1997. Such report was filed in October 15, 1997 and contained a item 5, Other Events, description of the Company recently completed issuance of Debentures.

(1) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated November 25, 1986, and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated February 7, 1992, and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated September 7, 1993, and incorporated herein by reference.
(4) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-2 dated August 9, 1994 (File No. 33-44832) and incorporated herein by reference.
(5) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated October 21, 1994.
(6) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement

                                  SIGNATURES


   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HMG WORLDWIDE CORPORATION

Date: March 27, 1998                         By:/s/Robert V. Cuddihy, Jr.
                                                ------------------------------
                                                   Robert V. Cuddihy, Jr.
                                                   Chief Operating Officer and
                                                   Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


/s/Michael Wahl              Chairman of the               March 27, 1998
------------------------     Board and Chief
   Michael Wahl              Executive Officer


/s/Andrew Wahl               President and                 March 27, 1998
------------------------     Director
   Andrew Wahl

/s/Robert V. Cuddihy, Jr.    Chief Operating               March 27, 1998
-------------------------    Officer, Chief
   Robert V. Cuddihy, Jr.    Financial Officer
                             and Director


/s/L. Randy Riley            Executive Vice                March 27, 1998
------------------------     President and
   L. Randy Riley            Director


------------------------     Director                      March 27, 1998
Ivan Berkowitz


/s/Herbert F. Kozlov         Director                      March 27, 1998
------------------------
   Herbert F. Kozlov


------------------------     Director                      March 27, 1998
Louis Perlman


------------------------     Director                      March 27, 1998
 Lawrence J. Twill, Sr.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


The following financial statement schedules are filed as part of this Report:


                                                                        PAGE
                                                                        ----

      Independent Auditors' Report                                      A-2

      Schedule II - Valuation and Qualifying Accounts and Reserves      A-3

Schedules other than those listed are omitted as not required or applicable.

            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION


   We have audited, in accordance with generally accepted auditing standards, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this FORM 10-K, and have issued our report thereon dated March 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                        FRIEDMAN ALPREN & GREEN LLP
                        CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 20, 1998

                  HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)





                                 Additions/
                                 Deductions
                     Balance at  Charged to  Charged to               Balance
                     Beginning   Costs and   Other                    at End
                     of Period   Expenses    Accounts  Deductions(a)  of Period
                     ---------   ----------  --------- -------------  ---------
Year ended
 December 31, 1997:

  Allowance for
    doubtful accounts    $577     ($285)       $  -       ($ 19)         $273
                         ====      ====        =====       ====          ====

Year ended
 December 31, 1996:

  Allowance for
     doubtful accounts   $596      $ 64        $  -       ($ 83)         $577
                         ====      ====        =====       ====          ====

Year ended
 December 31, 1995:

  Allowance for
    doubtful accounts    $773     ($ 47)       $  -       ($130)         $596
                         ====      ====        =====       ====          ====


(a) Specified write-off of accounts receivable.