Form 10-Q
period 1998-03-31
HMG WORLDWIDE CORP
filed 1998-05-14
CIK 756680

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.   20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1998
                                     --------------
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from        to
                                   -------    -------

Commission file number:   0-13121
                          -------

                             HMG Worldwide Corporation
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                                       13-3402432
----------------------------------------             ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

 475 Tenth Avenue, New York, New York                             10018
----------------------------------------             ---------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
                                                    --------------

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
                                  Yes       No
                                     -----    -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 12, 1998
----------------------------                         ---------------------------
Common Stock, $.01 par value                                  8,924,150

                         Part I. Financial Information
                                     Item 1.

                    HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                                    December 31,
                                               March 31, 1998           1997
                                               --------------       ------------
                                                (unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                          $ 6,695            $ 6,439
  Accounts receivable - less allowance
  for doubtful
  accounts of $229 and $273                           10,325              8,445
  Inventory                                           10,096              6,671
  Prepaid expenses                                       488                414
  Other current assets                                   241                317
                                                     -------            -------
    Total current assets                              27,845             22,286

Property and equipment - net                           4,612              4,682
Excess of cost over fair market value
 of assets acquired less accumulated
 amortization of $1,703 and $1,615                     6,456              6,544
Other assets                                             135                133
                                                     -------            -------
                                                     $39,048            $33,645
                                                     =======            =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
   obligations                                       $14,338            $10,942
  Accounts payable                                    10,606              8,729
  Accrued employee compensation
   and benefits                                        1,363              1,418
  Deferred revenue                                       513                604
  Accrued expenses                                       676                673
  Other current liabilities                              397                346
                                                     -------            -------
     Total current liabilities                        27,893             22,712

Pension obligation                                     1,142              1,175
Convertible debentures                                 2,200              2,200
Term loans                                               631                678
Other long-term liabilities                              410                410
                                                     -------            -------
                                                      32,276             27,175
                                                     -------            -------
Stockholders' equity:
  Common stock, par value $.01;
   50,000,000 shares authorized;
   8,924,150 and 8,924,150 issued
   and outstanding                                        89                 89
  Additional paid-in capital                          34,645             34,645
  Accumulated deficit                                (27,962)           (28,264)
                                                     -------            -------
                                                       6,772              6,470
                                                     -------            -------
                                                     $39,048            $33,645
                                                     =======            =======





             See accompanying notes to consolidated financial statements.

                    HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except share data)
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998               1997
                                                       ----               ----


Net revenues                                         $12,866            $10,200

Cost of revenues                                       8,892              7,464
                                                     -------            -------

 Gross profit                                          3,974              2,736

Selling, general and
  administrative expenses                              3,368              2,826
                                                     -------            -------

 Income (loss) from operations                           606                (90)

Interest income                                           77                 73

Interest expense                                        (370)              (220)

Other income                                             -                  267
                                                     -------            -------

 Income before provision
  for income taxes                                       313                 30

Provision for income taxes                               (11)                (5)
                                                     -------            -------

 Net income                                          $   302            $    25
                                                     =======            =======

Basic earnings per share
  Net income per common and
  common equivalent shares                           $  0.03            $   -
                                                     =======            =======

  Weighted average number of common and common
   equivalent shares outstanding                   8,924,150          8,383,755
                                                   =========          =========

Diluted earnings per share
  Net income per common and common
  equivalent shares and assumed conversions          $  0.03
                                                     =======

  Weighted average number of common and common
   equivalent shares and assumed conversions      11,162,471
                                                  ==========







             See accompanying notes to consolidated financial statements.

                    HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998               1997
                                                       ----               ----


Cash flows from operating activities:
  Cash received from customers                       $10,899            $ 8,973
  Interest received                                       60                 73
  Cash paid to suppliers                             (11,231)            (8,341)
  Cash paid to employees                              (2,389)            (2,215)
  Income taxes paid                                       (3)                (4)
  Interest paid                                         (370)              (220)
                                                     -------            -------
    Net cash used in operating
       activities                                     (3,034)            (1,734)
                                                     -------            -------

Cash flows from investing activities:
  Proceeds from the sale of
    an investment                                                           356
  Capital expenditures                                   (59)              (103)
                                                     -------            -------
    Net cash provided by
      (used in) investing
      activities                                         (59)               253
                                                     -------            -------

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of a private placement                                    372
  Proceeds derived from a credit
    agreement, net                                     3,396                885
  Principal payments of
    outstanding debt obligations                         (47)               (97)
                                                     -------            -------
    Net cash provided by
       financing activities                            3,349              1,160
                                                     -------            -------

Effect of exchange rate changes                          -                   (3)
                                                     -------            -------

Net increase (decrease) in cash and
  cash equivalents                                       256               (324)

Cash and cash equivalents
  at beginning of year                                 6,439              6,950
                                                     -------            -------

Cash and cash equivalents
  at March 31                                        $ 6,695            $ 6,626
                                                     =======            =======




             See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                   (in thousands)
                                     (unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998               1997
                                                       ----               ----


Reconciliation of net income
 to net cash used in
 operating activities:

Net income                                            $  302             $   25

Adjustments to reconcile net
 income to net cash used in
 operating activities:

  Depreciation and amortization                          218                225
  Other income                                                             (267)

Decrease (increase) in assets:
  Accounts receivable                                 (1,880)              (457)
  Inventory                                           (3,425)               316
  Prepaid expenses                                       (74)               (32)
  Other assets                                            74                 11

Increase (decrease) in liabilities:
  Accounts payable                                     1,877               (145)
  Deferred revenue                                       (91)              (767)
  Accrued expenses                                       (52)              (601)
  Pension obligation                                     (33)               (42)
  Other liabilities                                       50                -
                                                      ------             ------

Net cash used in operating
  activities                                         ($3,034)           ($1,734)
                                                     =======             =======















             See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation (the "Company") conducts its operations principally through four operating wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI") and HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith") with facilities in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

     Inventory consisted of the following components at March 31, 1998 and December 31, 1997.

                                           March 31,             December 31,
                                             1998                   1997
                                             ----                   ----
                                                   (in thousands)
     Finished goods                        $ 1,745                $1,210
     Work in process                         2,316                 1,015
     Raw materials                           6,035                 4,446
                                           -------                ------
                                           $10,096                $6,671
                                           =======                ======

Note 3 - Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     Components of income tax expense for the three months ended March 31, 1998 and 1997 are as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
                                             1998                  1997
                                             ----                  ----
                                                   (in thousands)
     State and local
       income taxes                          $11                   $ 5
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

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 as Compared to the
  Three Months Ended March 31, 1997

     Net revenues increased $2.7 million to $12.9 million for the three months ended March 31, 1998 as compared to $10.2 million for the three months ended March 31, 1997. The $2.7 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from the Company's new Toronto office of approximately $949,000, (ii) the shipment of a new national rollout of a merchandising system developed by the Company of approximately $1.0 million and (iii) a net increase in marketing expenditures of the Company's clients during the period.

     Gross profit for the three months ended March 31, 1998 was $4.0 million as compared to $2.7 million for the three months ended March 31, 1997. The increase in gross profit of $1.2 million was principally a result of the increase in net revenues and an increase in gross margin. For the three months ended March 31, 1998 and 1997, the Company's gross margin was 30.9% and 26.8%, respectively. The gross margin increase of 4.1% was due principally to a favorable production revenue mix resulting in a 4.0% increase, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and increased production volume and purchasing efficiencies. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1998 was $3.4 million as compared to $2.8 million for the comparable period in 1997. The increase in SG&A of $542,000 from period to period was principally due to the addition of HMG Griffith SG&A of $200,000 and increased spending in other general expenses of $287,000.

     For the three months ended March 31, 1998, the Company generated interest income of $77,000 as compared to $73,000 for the three months ended March 31, 1997. The increase was principally attributable to an increase in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $370,000 for the three months ended March 31, 1998 as compared to $220,000 for the three months ended March 31, 1997. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $302,000, or $0.03 basic earnings per share for the three months ended March 31, 1998 as compared to a net income of $25,000 for the three months ended March 31, 1997.

Stockholders' Equity

     Stockholders' equity increased $302,000 to $6.8 million at March 31, 1998 from $6.5 million at December 31, 1997. The increase in stockholders' equity was due to net income of $302,000.

Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     The Company's income tax provision for the three months ended March 31, 1998 was $11,000 as compared to $5,000 for the three months ended March 31, 1997. The income tax provision for the three months ended March 31, 1998 and 1997 was principally from state and local taxes.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued


Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At March 31, 1998, the Company's aggregate backlog was approximately $24.7 million as compared to $32.0 million and $15.2 million at December 31, 1997 and March 31, 1997, respectively. Of such aggregate backlog at March 31, 1998, approximately 57.6% was attributable to three clients. The Company anticipates that substantially all such backlog at March 31, 1998 will be filled during the next twelve months. In addition to the $24.7 million backlog at March 31, 1998, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at March 31, 1998 was $25.6 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1998 and December 31, 1997 aggregated $6.7 million and $6.4 million, respectively. The Company's increase in cash and cash equivalents of approximately $256,000 for the three months ended March 31, 1998 was due principally to the net effects of (i) net cash used in operations of $3.0 million, (ii) capital expenditures of $59,000 and (iii) reductions of debt obligations of $47,000, offset by (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $3.4 million. The Company's negative cash flows from operations for the three months ended March 31, 1998 resulted principally from (i) an increase in accounts receivable and inventory of $5.3 million offset by (ii) an increase in general liabilities of $1.8 million.

     The Company has secured a $13.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries. Due to the Company's increase in working capital needs to meet its increased production requirements, the Company has obtained a temporary increase in its secured line of credit to $15.0 million from its bank lender as of March 31, 1998. The Company and its bank lender will continue to periodically review the working capital financing requirements of the Company to determine if the secured line of credit should be permanently increased to finance the Company's working capital growth.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of March 31, 1998, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At March 31, 1998, the balance outstanding on the term loan component of the Credit Agreement was approximately $819,000.

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

     The Company's working capital at March 31, 1998 was a deficit of approximately $48,000, inclusive of borrowings of $14.3 million pursuant to the three year Credit Agreement. The working capital deficit was due principally to negative cash flows from operations during the first quarter of 1998 through the building of higher accounts receivable and inventory levels. Due to the working capital position, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations and its availability under its Credit Agreement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes that continued focus upon strategic cost reductions and efficiencies, an expanded client base and future cash flows from operations developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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



                                                   HMG Worldwide Corporation
                                                   -------------------------
                                                   (Registrant)





Date: May 12, 1998                                 /S/ Robert V. Cuddihy, Jr.
      ------------                                 --------------------------
                                                   Robert V. Cuddihy, Jr.
                                                   Chief Operating Officer and
                                                   Chief Financial Officer