Form 10-Q/A
period 1998-03-31
HMG WORLDWIDE CORP
filed 1998-07-27
CIK 756680

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                            FORM 10-Q A/1

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
                               -------

                            HMG Worldwide Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3402432
--------------------------------------                  ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

 475 Tenth Avenue, New York, New York                             10018
--------------------------------------                  ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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

                             Yes  X     No
                                 ----      ----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes  X        No
                                 ----      ----
                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 12, 1998
----------------------------                         ---------------------------
Common Stock, $.01 par value                                  8,924,150

                     Part II Other Information

Item 6. Exhibits and Reports of Form 8-K

The following financial statement exhibits are files as part of this Report:


               INDEX TO FINANCIAL STATEMENT EXHIBITS

                                                            Page
                                                            ----
Exhibit 11 - Computation of Per Share Earnings               3

                HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                EXHIBIT 11
                     COMPUTATION OF PER SHARE EARNINGS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  (in thousands, except per share data)
                              (unaudited)


                                      For the Three Months Ending March 31, 1998
                                      ------------------------------------------
                                        Income            Shares       Per Share
                                     (Numerator)      (Denominator)      Amount
                                     -----------      -------------      ------



Basic earnings per share:
   Income available to
     common stockholders                $302             8,924           $0.03
                                                                         =====

Effect of dilutive securities:
 10% convertible debentures              55              1,760
 Stock options and warrants                                478
                                        ------           ------

Diluted earnings per share:
   Income available to common
      stockholders' and assumed
      conversions                       $357            11,162           $0.03
                                        ====            ======           =====