Form 10-Q
period 1998-06-30
HMG WORLDWIDE CORP
filed 1998-08-14
CIK 756680

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1998
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ----------      ----------

Commission file number:      0-13121
                             -------

                          HMG Worldwide Corporation
                          -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3402432
-------------------------------------                        -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 475 Tenth Avenue, New York, New York                              10018
 ------------------------------------                        -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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
                               Yes  X       No
                                  -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 12, 1998
----------------------------                      ------------------------------
Common Stock, $.01 par value                               9,147,205

                            Part I. Financial Information
                                       Item 1.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                                   December 31,
                                          June 30, 1998               1997
                                          -------------           --------------
                                           (unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                 $ 6,352                  $ 6,439
  Accounts receivable - less
   allowance for doubtful
   accounts of $195 and $273                 12,427                    8,445
  Inventory                                  12,316                    6,671
  Prepaid expenses                              513                      414
  Other current assets                          250                      317
                                            -------                  -------
    Total current assets                     31,858                   22,286

Property and equipment - net                  4,821                    4,682
Excess of cost over fair market
   value of assets acquired,
   less accumulated amortization
   of $1,819 and $1,615                       6,340                    6,544
Other assets                                    135                      133
                                            -------                  -------
                                            $43,154                  $33,645
                                            =======                  =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
   obligations                              $15,410                  $10,942
  Accounts payable                           11,274                    8,729
  Accrued employee compensation
   and benefits                               1,432                    1,418
  Deferred revenue                            2,229                      604
  Accrued expenses                              540                      673
  Other current liabilities                     295                      346
                                            -------                  -------
     Total current liabilities               31,180                   22,712

Pension obligation                            1,125                    1,175
Convertible debentures                        2,200                    2,200
Term loans                                      614                      678
Other long-term liabilities                     412                      410
                                            -------                  -------
                                             35,531                   27,175
                                            -------                  -------
Stockholders' equity:
  Common stock, par value $.01;
   50,000,000 shares
   authorized; 9,047,205 and 8,924,150
   issued and outstanding                        90                       89
  Additional paid-in capital                 34,798                   34,645
  Foreign currency translation
   adjustments                                   (3)
  Accumulated deficit                       (27,262)                 (28,264)
                                            -------                  -------
                                              7,623                    6,470
                                            -------                  -------
                                            $43,154                  $33,645
                                            =======                  =======




             See accompanying notes to consolidated financial statements.




                                             HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands, except share data)
                                                           (unaudited)



                                               Three Months Ended June 30,                 Six Months Ended June 30,
                                               ---------------------------                 -------------------------
                                                  1998            1997                         1998         1997
                                                  ----            ----                         ----         ----

Net revenues                                   $16,549         $12,650                      $29,415      $22,850

Cost of revenues                                11,982           9,444                       20,874       16,908
                                               -------         -------                      -------      -------

 Gross profit                                    4,567           3,206                        8,541        5,942

Selling, general and
  administrative expenses                        3,462           2,904                        6,830        5,730
                                               -------         -------                      -------      -------

 Income from operations                          1,105             302                        1,711          212

Interest income                                     71              74                          148          147

Interest expense                                  (412)           (268)                        (782)        (488)

Other income                                         -               -                            -          267
                                               -------         -------                      -------      -------

 Income before provision
  for income taxes                                 764             108                        1,077          138

Provision for income taxes                         (64)             (5)                         (75)         (10)
                                               -------         -------                      -------      -------

 Net income                                    $   700         $   103                      $ 1,002      $   128
                                               =======         =======                      =======      =======

Basic earnings per share
  Net income per common and
   common equivalent shares                    $  0.08         $  0.01                      $  0.11      $  0.01
                                               =======         =======                      =======      =======

  Weighted average number of common
   and common equivalent
   shares outstanding                        8,964,718       8,531,183                    8,944,659    8,457,469
                                             =========       =========                    =========    =========

Diluted earnings per share
  Net income per common and
   common equivalent shares
   and assumed conversions                     $  0.07                                      $  0.10
                                               =======                                      =======

  Weighted average number of common
   and common equivalent shares
   and assumed conversions                  11,446,256                                   11,290,156

                                            ==========                                   ==========



                    See accompanying notes to consolidated financial statements.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)



                                                       Six Months Ended June 30,
                                                       -------------------------
                                                        1998              1997
                                                        ----              ----


Cash flows from operating activities:
  Cash received from customers                       $27,054           $19,828
  Interest received                                      166               147
  Cash paid to suppliers                             (25,745)          (16,756)
  Cash paid to employees                              (4,771)           (5,514)
  Income taxes paid                                       (2)               (4)
  Interest paid                                         (782)             (488)
                                                     -------           -------
    Net cash used in operating
     activities                                       (4,080)           (2,787)
                                                     -------           -------

Cash flows from investing activities:
  Proceeds from the sale of
    an investment                                                          356
  Capital expenditures                                  (408)             (279)
                                                     -------           -------
    Net cash provided by (used in)
     investing activities                               (408)               77
                                                     -------           -------

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of a private placement                                   352
  Proceeds derived from a credit
    agreement, net                                     4,498             2,614
  Principal payments of
    outstanding debt obligations                         (94)             (288)
                                                     -------           -------
    Net cash provided by
     financing activities                              4,404             2,678
                                                     -------           -------

Effect of exchange rate changes                           (3)               (5)
                                                     -------           -------

Net decrease in cash and
  cash equivalents                                       (87)              (37)

Cash and cash equivalents
  at beginning of year                                 6,439             6,950
                                                     -------           -------

Cash and cash equivalents
  at June 30                                         $ 6,352           $ 6,913
                                                     =======           =======





             See accompanying notes to consolidated financial statements.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                    (in thousands)
                                      (unaudited)



                                                       Six Months Ended June 30,
                                                       -------------------------
                                                        1998              1997
                                                        ----              ----


Reconciliation of net income
 to net cash used in
 operating activities:

Net income                                            $1,002            $  128

Adjustments to reconcile net
 income to net cash used in
 operating activities:

  Depreciation and amortization                          473               460
  Other income                                                            (267)

Decrease (increase) in assets:
  Accounts receivable                                 (3,982)           (2,977)
  Inventory                                           (5,645)              474
  Prepaid expenses                                       (99)              (73)
  Other assets                                            65                 7

Increase (decrease) in liabilities:
  Accounts payable                                     2,545               497
  Deferred revenue                                     1,625               (41)
  Accrued expenses                                      (133)             (845)
  Pension obligation                                     (50)             (150)
  Other liabilities                                      119                 -
                                                      ------            ------

Net cash used in operating
  activities                                         ($4,080)          ($2,787)
                                                      ======            ======

Non-cash financing activities:
 Common stock issued in connection
  with an employee benefit plan                       $  154            $  160










             See accompanying notes to consolidated financial statements.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (unaudited)

Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation (the "Company") conducts its operations principally through four operating wholly- owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI") and HMG Griffith Worldwide In- Store Marketing, Inc. ("HMG Griffith") with facilities in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

     Inventory consisted of the following components at June 30, 1998 and December 31, 1997.

                                             June 30,           December 31,
                                              1998                  1997
                                              ----                  ----
                                                    (in thousands)
     Finished goods                        $ 4,320                $1,210
     Work-in-process                         2,983                 1,015
     Raw materials                           5,013                 4,446
                                           -------               -------
                                           $12,316                $6,671
                                           =======                ======

Note 3 - Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     Components of income tax expense for the six months ended June 30, 1998 and 1997 are as follows:

                                               Six Months Ended June 30,
                                               -------------------------
                                              1998                  1997
                                              ----                  ----
                                                    (in thousands)
     State and local
       income taxes                            $75                   $10
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


Note 5 - Subsequent Event

     On August 12, 1998, the Company announced that it completed its acquisition of the business of Schutz International Inc. ("Schutz"), pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company will pay approximately $3.5 million in deferred payments, subject to adjustment, and issued 100,000 shares of its Common Stock in consideration for the acquired assets. The Company's deferred payments commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest, over five years. In addition, HMG has agreed to make certain future contingent payments based upon revenues generated by Schutz over the next three years.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     On August 12, 1998, the Company announced that it completed its acquisition of the business of Schutz International Inc. ("Schutz"), pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company will pay approximately $3.5 million in deferred payments, subject to adjustment, and issued 100,000 shares of its Common Stock in consideration for the acquired assets. The Company's deferred payments commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest, over five years. In addition, HMG has agreed to make certain future contingent payments based upon revenues generated by Schutz over the next three years. Schutz is anticipated to generate annualized revenues of approximately $18-$20 million, based upon Schutz's 1998 sales to date.

Three Months Ended June 30, 1998 as Compared to the
  Three Months Ended June 30, 1997

     Net revenues increased $3.9 million or 30.8% to $16.5 million for the three months ended June 30, 1998 as compared to $12.6 million for the three months ended June 30, 1997. The $3.9 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from the Company's new Toronto office of approximately $893,000 and (ii) the shipment of a new national rollout of a merchandising system developed by the Company of approximately $3.2 million.

     Gross profit for the three months ended June 30, 1998 was $4.6 million as compared to $3.2 million for the three months ended June 30, 1997. The increase in gross profit of $1.4 million was principally a result of the increase in net revenues and an increase in gross margin. For the three months ended June 30, 1998 and 1997, the Company's gross margin was 27.6% and 25.3%, respectively. The gross margin increase of 2.3% was due principally to the net effect of (i) a favorable production revenue mix resulting in a 2.6% increase, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and increased production volume and purchasing efficiencies and (ii)an increase in factory overhead expenses of 0.3%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1998 was $3.4 million as compared to $2.9 million for the comparable period in 1997. The increase in SG&A of $558,000 from period to period was principally due to the addition of HMG Griffith SG&A of $302,000 and increased spending in other general expenses of $256,000.

     For the three months ended June 30, 1998, the Company generated interest income of $71,000 as compared to $74,000 for the three months ended June 30, 1997. The decrease was principally attributable to a decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $412,000 for the three months ended June 30, 1998 as compared to $268,000 for the three months ended June 30, 1997. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $700,000, or $0.08 basic earnings per share for the three months ended June 30 1998 as compared to a net income of $103,000, or $0.01 basic earnings per share, for the three months ended June 30, 1997.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

Six Months Ended June 30, 1998 as Compared to the
 Six Months Ended June 30, 1997

     Net revenues increased $6.6 million, or 28.7%, to $29.4 million for six months ended June 30, 1998 as compared to $22.8 million for the six months ended June 30, 1997. The $6.6 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from the Company's new Toronto office of approximately $1.8 million, (ii) the shipment of four new national rollouts of a merchandising system developed by the Company of approximately $4.4 million and (iii) a net increase in marketing expenditures of the Company's clients during the period. Each of the four new national merchandising system rollouts were new merchandising initiatives with new clients to the Company.

     Gross profit for the six months ended June 30, 1998 was $8.5 million as compared to $5.9 million for the six months ended June 30, 1997. The increase in gross profit of $2.6 million was principally a result of the increase in net revenues and an increase in gross margin. For the six months ended June 30, 1998 and 1997, the Company's gross margin was 29.0% and 26.0%, respectively. The gross margin increase of 3.0% was due principally to a favorable production revenue mix resulting in a 3.3% increase, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and increased production volume and purchasing efficiencies. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1998 was $6.8 million as compared to $5.7 million for the comparable period in 1997. The increase in SG&A of $1.1 million from period to period was principally due to the addition of HMG Griffith SG&A of $502,000 and increased spending in other general expenses of $598,000.

     For the six months ended June 30, 1998, the Company generated interest income of $148,000 as compared to $147,000 for the six months ended June 30, 1997. The increase was principally attributable to an increase in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $782,000 for the six months ended June 30, 1998 as compared to $488,000 for the six months ended June 30, 1997. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $1.0 million or $0.11 basic earnings per share, for the six months ended June 30, 1998 as compared to a net income of $128,000, or $0.01 basic earnings per share, for the six months ended June 30, 1997.

Stockholders' Equity

     Stockholders' equity increased $1.1 million to $7.6 million at June 30, 1998 from $6.5 million at December 31, 1997. The increase in stockholders' equity was due to(i) net income of $1.0 million and (ii) the contribution of 123,055 shares of common stock, valued at $1.25 per share, to the HMG Worldwide Corporation Capital Accumulation Plan.

Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     The Company's income tax provision for the six months ended June 30, 1998 was $75,000 as compared to $10,000 for the six months ended June 30, 1997. The income tax provision for the six months ended June 30, 1998 and 1997 was comprised principally of state and local taxes.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At June 30, 1998, the Company's aggregate backlog was approximately $28.6 million as compared to $32.0 million and $13.3 million at December 31, 1997 and June 30, 1997, respectively. Of such aggregate backlog at June 30, 1998, approximately 33.5% was attributable to two clients. The Company anticipates that substantially all such backlog at June 30, 1998 will be filled during the next twelve months. In addition to the $28.6 million backlog at June 30, 1998, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at June 30, 1998 was $24.9 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1998 and December 31, 1997 aggregated $6.4 million and $6.4 million, respectively. The Company's decrease in cash and cash equivalents of approximately $87,000 for the six months ended June 30, 1998 was due principally to the net effects of (i) net cash used in operations of $4.1 million, (ii) capital expenditures of $408,000 and (iii) reductions of debt obligations of $94,000, offset by (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $4.5 million. The Company's negative cash flows from operations for the six months ended June 30, 1998 resulted principally from (i) an increase in accounts receivable and inventory of $9.6 million offset by (ii) an increase in general liabilities of $4.1 million.

     The Company has secured a $13.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries. Due to the Company's increase in working capital needs to meet its increased production requirements, the Company has obtained a temporary increase in its secured line of credit to $16.0 million from its bank lender as of June 30, 1998. The Company and its bank lender will continue to periodically review the working capital financing requirements of the Company to determine if the secured line of credit should be permanently increased to finance the Company's working capital growth.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of June 30, 1998, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At June 30, 1998, the balance outstanding on the term loan component of the Credit Agreement was approximately $772,000.

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

     The Company's working capital at June 30, 1998 was approximately $678,000, inclusive of borrowings of $15.4 million pursuant to the three year Credit Agreement. For the six months ended June 30, 1998, the Company's accounts receivable and inventory levels have increased $9.6 million during the period, principally due to the revenue growth of the Company and the current production demands required by the Company's clients and related shipment schedules. Due to the working capital position, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations and its availability under its Credit Agreement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes that continued focus upon strategic cost reductions and efficiencies, an expanded client base and future cash flows from operations developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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

                           Part II Other Information

Item 6. Exhibits and Reports of Form 8-K

The following financial statement exhibits are files as part of this Report:

                           INDEX TO FINANCIAL STATEMENT EXHIBITS


                                                               Page
                                                               ----
Exhibit 11 - Computation of Per Share Earnings                  14

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HMG Worldwide Corporation
                                                  -------------------------
                                                  (Registrant)





Date: August 14, 1998                             /S/ Robert V. Cuddihy, Jr.
      ---------------                             --------------------------
                                                  Robert V. Cuddihy, Jr.
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                       HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                       EXHIBIT 11
                            COMPUTATION OF PER SHARE EARNINGS
                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                         (in thousands, except per share data)
                                      (unaudited)


                                        For the Three Months Ended June 30, 1998
                                        ----------------------------------------
                                        Income            Shares       Per Share
                                     (Numerator)      (Denominator)      Amount
                                     -----------      -------------      ------

Basic earnings per share:
   Income available to
      common stockholders               $700              8,964           $0.08
                                                                          =====

Effect of dilutive securities:
 10% convertible debentures               55              1,760
 Stock options and warrants                                 722
                                        ----             ------

Diluted earnings per share:
   Income available to common
      stockholders' and assumed
      conversions                       $755             11,446           $0.07
                                        ====             ======           =====




                                        For the Six Months Ended June 30, 1998
                                        --------------------------------------
                                        Income            Shares       Per Share
                                     (Numerator)      (Denominator)      Amount
                                     -----------      -------------      ------

Basic earnings per share:
   Income available to
      common stockholders             $1,002              8,944           $0.11
                                                                          =====

Effect of dilutive securities:
 10% convertible debentures              109              1,760
 Stock options and warrants                                 585
                                      ------             ------

Diluted earnings per share:
   Income available to common
      stockholders' and assumed
      conversions                     $1,111             11,289           $0.10
                                      ======             ======           =====