Form 10-Q
period 1998-09-30
HMG WORLDWIDE CORP
filed 1998-11-13
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1998
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from -------------- to--------------

Commission file number:        0-13121
                               -------

                          HMG Worldwide Corporation
                          -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3402432
------------------------------------                         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

475 Tenth Avenue, New York, New York                               10018
------------------------------------                         -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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
                         Yes    X              No
                              -----                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 12, 1998
----------------------------                    --------------------------------
Common Stock, $.01 par value                                9,147,205

                        Part I. Financial Information
                                    Item 1.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                    September 30, 1998        December 31, 1997
                                    ------------------        -----------------
                                       (unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents               $ 7,115                 $  6,439
  Accounts receivable - less
   allowance for doubtful
   accounts of $344 and $273               14,310                    8,445
  Inventory                                15,640                    6,671
  Prepaid expenses                            438                      414
  Other current assets                        250                      317
                                          -------                 --------
    Total current assets                   37,753                   22,286

Property and equipment - net                5,592                    4,682
Excess of cost over fair market
  value of assets acquired,
  less accumulated amortization
  of $1,921 and $1,615                      6,238                    6,544
Other assets                                  228                      133
                                          -------                 --------
                                          $49,811                  $33,645
                                          =======                 ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
   obligations                            $15,240                  $10,942
  Accounts payable                         16,063                    8,729
  Accrued employee compensation
   and benefits                             1,858                    1,418
  Deferred revenue                            351                      604
  Accrued expenses                          1,508                      673
  Other current liabilities                   320                      346
                                          -------                 --------
     Total current liabilities             35,340                   22,712

Pension obligation                          1,034                    1,175
Convertible debentures                      2,200                    2,200
Promissory Note                             1,750
Term loans                                    537                      678
Other long-term liabilities                   398                      410
                                          -------                 --------
                                           41,259                   27,175
                                          -------                 --------
Stockholders' equity:
  Common stock, par value $.01;
   50,000,000 shares authorized;
   9,147,205 and 8,924,150 issued
   and outstanding                             91                       89
  Additional paid-in capital               34,907                   34,645
  Accumulated deficit                     (26,446)                 (28,264)
                                          -------                 --------
                                            8,552                    6,470
                                          -------                 --------
                                          $49,811                  $33,645
                                          =======                 ========



           See accompanying notes to consolidated financial statements.





                                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except share data)
                                                     (unaudited)


                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                        ------------------------       -----------------------
                                          1998            1997           1998           1997
                                          ----            ----           ----           ----

Net revenues                            $22,463         $10,998        $51,878        $33,848

Cost of revenues                         17,010           8,221         37,884         25,129
                                        -------         -------        -------        -------

 Gross profit                             5,453           2,777         13,994          8,719

Selling, general and
  administrative expenses                 4,246           2,558         11,076          8,288
                                        -------         -------        -------        -------

 Income from operations                   1,207             219          2,918            431

Interest income                              62              84            210            231

Interest expense                           (417)           (281)        (1,199)          (769)

Other income                                 -               -             -              267
                                        -------         -------        -------        -------

 Income before provision
  for income taxes                          852              22          1,929            160

Provision for income taxes                  (36)             -            (111)           (10)
                                        -------         -------        -------        -------

 Net income                             $   816         $    22        $ 1,818        $   150
                                        =======         =======        =======        =======

Basic earnings per share
  Net income per common and
   common equivalent shares             $  0.09         $    -         $  0.20        $  0.01
                                        =======         =======        =======        =======

  Weighted average number of
   common and common equivalent
   shares outstanding                 9,113,509       8,707,483      9,001,434      8,540,807
                                      =========       =========      =========      =========

Diluted earnings per share
  Net income per common and
   common equivalent shares
   and assumed conversions              $  0.08                        $  0.17
                                        =======                        =======

  Weighted average number of
   common and common equivalent
   shares and assumed conversions    11,434,097                     11,339,801
                                     ==========                     ==========



                    See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1998               1997
                                                     ----               ----


Cash flows from operating activities:
  Cash received from customers                     $48,490            $31,507
  Interest received                                    218                231
  Cash paid to suppliers                           (41,923)           (27,573)
  Cash paid to employees                            (7,802)            (6,633)
  Income taxes paid                                     (3)               (19)
  Interest paid                                     (1,173)              (769)
                                                   -------            -------
    Net cash used in operating
     activities                                     (2,193)            (3,256)
                                                   -------            -------

Cash flows from investing activities:
  Proceeds from the sale of
   an investment                                                          356
  Capital expenditures                                (799)              (402)
                                                   -------            -------
   Net cash used in investing activities              (799)               (46)
                                                   -------            -------

Cash flows from financing activities:
 Net proceeds from the sale of common
  stock as part of a private placement                                    576
 Proceeds derived from a credit
  agreement, net                                     3,671              2,521
 Proceeds derived from the sale of
  convertible debentures                                                2,200
 Cash acquired pursuant to an acquisition              138
 Principal payments of
  outstanding debt obligations                        (141)              (303)
                                                   -------            -------
   Net cash provided by
    financing activities                             3,668              4,994
                                                   -------            -------

Net increase in cash and
 cash equivalents                                      676              1,692

Cash and cash equivalents
 at beginning of year                                6,439              6,950
                                                   -------            -------

Cash and cash equivalents
 at September 30                                   $ 7,115            $ 8,642
                                                   =======            =======






           See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                   (in thousands)
                                     (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1998               1997
                                                     ----               ----


Reconciliation of net income
 to net cash used in operating activities:

Net income                                         $ 1,818            $   150

Adjustments to reconcile net income to net cash used in operating activities:

 Depreciation and amortization                         797                690
 Other income                                                            (267)

Decrease (increase) in assets:
 Accounts receivable                                (4,153)            (1,941)
 Inventory                                          (7,365)              (155)
 Prepaid expenses                                       31               (244)
 Other assets                                          (28)                42

Increase (decrease) in liabilities:
 Accounts payable                                    6,517                544
 Deferred revenue                                   (1,082)              (400)
 Accrued expenses                                      835             (1,411)
 Pension obligation                                   (141)              (264)
 Other liabilities                                     578                 -
                                                   -------            -------

Net cash used in operating
 activities                                       ($ 2,193)          ($ 3,256)
                                                   =======            =======

Non-cash financing activities:
 Common Stock issued in connection
  with an employee benefit plan                    $   155            $   160
                                                   =======            =======
 Fair value of assets acquired in
  connection with an acquisition                   $ 4,111
                                                   =======
 Fair value of liabilities assumed in
  connection with an acquisition                   $ 2,361
                                                   =======
 Common Stock issued in connection with
  an acquisition                                   $   110
                                                   =======
 Note payable, net of imputed interest,
  issued in connection with an acquisition         $ 1,750
                                                   =======


           See accompanying notes to consolidated financial statements.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation (the "Company") conducts its operations principally through five operating wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith") and HMG Schutz International Inc. ("HMG Schutz") with facilities in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisition of HMG Schutz Operations

     Effective August 1, 1998, the Company consummated the acquisition of the business of HMG Schutz, a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.7 million Promissory Note, net of imputed interest of $346,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest, over five years. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. The Company also acquired an option to purchase at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

     The Pro Forma Statement of Operations of HMG Schutz and the Company (i) for the nine months ended September 30, 1998 combine the unaudited historical Statement of Operations of HMG Schutz and the Company for such period as if the acquisition were consummated on January 1, 1998, and (ii) for the year ended December 31, 1997 combine the historical Statement of Operations of HMG Schutz and the Company for such period as if the acquisition were consummated on January 1, 1997. These Pro Forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                     (unaudited)

Note 2 - Acquisition of HMG Schutz Operations - continued

                                        Pro Forma                  Pro Forma
                                    Nine Months Ended             Year Ended
                                   September 30, 1998         December 31, 1997
                                   ------------------         -----------------
                                      (in thousands, except per share data)

  Net revenues                           $60,626                    $67,903
  Cost of revenues                        43,832                     48,789
                                         -------                    -------
   Gross profit                           16,794                     19,114
  Selling, general and
   administrative expenses                15,088(b)                  20,696(a)
                                         -------                    -------
   Income (loss) from operations           1,706                     (1,582)
  Interest income                            210                        323
  Interest expense                        (1,291)                    (1,359)
  Other income                               -                          267
                                         -------                    -------
   Income (loss) before income taxes         625                     (2,351)
  Provision for income taxes                 (25)                       -
                                         -------                    -------
   Net income (loss)                     $   600                   ($ 2,351)
                                         =======                    =======

  Basic earnings per share
   Net income (loss) per share and
    common share equivalent shares       $  0.07                   ($  0.27)
                                         =======                    =======

   Weighted averaged number of shares
    of common and common equivalent
    shares outstanding                     9,101                      8,738
                                         =======                    =======

  Diluted earnings per share
   Net income per share and
    common share equivalent shares       $  0.07
                                         =======

   Weighted averaged number of shares
    of common and common equivalent
    shares and assumed conversions        11,440
                                         =======


  (a) Selling, general and administrative expenses for the year ended December 31, 1997 includes $1.2 million in special costs associated with
  (i) the  settlement  of an  investigation  with the  Department  of Justice
  ("JOD"),  $500,000,  (ii)  legal  expenses  arising  as a result of the JOD matter, $177,000 and (iii) expenses pursuant to an environmental remediation program at its facility, $497,000. If such costs were eliminated from the above Pro Forma Statement of Operations for the year ended December 31, 1997, Pro Forma net loss would have been $1.2 million, or $0.13 basic earnings per share.

  (b) Selling, general and administrative expenses for the nine months ended September 30, 1998 includes $86,000 in special costs associated with (i) additional legal expenses arising as a result of the JOD matter, $60,000, and (ii) additional expenses pursuant to environmental remediation program at its facility, $26,000. If such costs were eliminated from the above Pro Forma Statement of Operations for the nine months ended September 30, 1998, Pro Forma net income would have been $686,000, or $0.08 basis earnings per share.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                     (unaudited)

Note 3 - Inventory

     Inventory consisted of the following components at September 30, 1998 and December 31, 1997.

                                            September 30,      December 31,
                                                1998               1997
                                                ----               ----
                                                     (in thousands)
     Finished goods                           $ 2,834            $1,210
     Work-in-process                            3,321             1,015
     Raw materials                              9,485             4,446
                                              -------            ------
                                              $15,640            $6,671
                                              =======            ======

Note 4 - Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     Components of income tax expense for the nine months ended September 30, 1998 and 1997 are as follows:

                                           Nine Months Ended September 30,
                                                1998             1997
                                                ----             ----
                                                   (in thousands)
     State and local
       income taxes                             $111              $10
                                                ====              ===

Note 5 - Convertible Debentures

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

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     Effective August 1, 1998, the Company consummated the acquisition of the business of Schutz International Inc. ("HMG Schutz"), a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.7 million Promissory Note, net of imputed interest of $346,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest, over five years. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. The Company also acquired an option to purchase at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

Three Months Ended September 30, 1998 as Compared to the
  Three Months Ended September 30, 1997

     Net revenues increased $11.5 million, or 104%, to $22.5 million for the three months ended September 30, 1998 as compared to $11.0 million for the three months ended September 30, 1997. The $11.5 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from HMG Schutz, acquired August 1, 1998, and HMG Griffith, acquired July 1, 1997, of $4.4 million and $819,000, respectively, (ii) the shipment of five new national rollouts of merchandising systems developed by the Company of approximately $3.7 million and (iii) a net increase in marketing expenditures of the Company's clients during the period of $2.5 million.

     Gross profit for the three months ended September 30, 1998 was $5.4 million as compared to $2.8 million for the three months ended September 30, 1997. The increase in gross profit of $2.6 million was principally a result of the increase in net revenues, net of a decline in gross margin for the quarter. For the three months ended September 30, 1998 and 1997, the Company's gross margin was 24.3% and 25.3%, respectively. The gross margin decrease of 1% was due principally to the net effect of (i) an unfavorable production revenue mix resulting in a 3.7% decrease, reflecting the Company's production of certain projects at lower margins due to the larger production volumes, offset by (ii) a decrease in factory overhead expenses of 2.7%. The unfavorable production revenue mix was principally the result of certain larger programs produced by the Company during the period at reduced gross margin levels in light of the operational overhead efficiencies realized by the Company during the period.

     Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1998 was $4.2 million as compared to $2.6 million for the comparable period in 1997. The increase in SG&A of $1.7 from period to period was principally due to the addition of HMG Schutz and HMG Griffith SG&A of $1.0 million and $335,000, respectively, and increased spending in other general expenses of $308,000.

     For the three months ended September 30, 1998, the Company generated interest income of $62,000 as compared to $84,000 for the three months ended September 30, 1997. The decrease was principally attributable to a decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $417,000 for the three months ended September 30, 1998 as compared to $281,000 for the three months ended September 30, 1997. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $816,000, or $0.09 basic earnings per share for the three months ended September 30 1998 as compared to a net income of $22,000, or $0.00 basic earnings per share, for the three months ended September 30, 1997.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nine Months Ended September 30, 1998 as Compared to the
 Nine Months Ended September 30, 1997

     Net revenues increased $18.0 million, or 53%, to $51.9 million for nine months ended September 30, 1998 as compared to $33.8 million for the nine months ended September 30, 1997. The $18.0 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from HMG Schutz, $4.4 million, and HMG Griffith, $2.7 million, and (ii) the shipment of five new national rollouts of merchandising systems developed by the Company of approximately $11.6 million. Each of the five national merchandising system rollouts were new merchandising initiatives with new clients to the Company.

     Gross profit for the nine months ended September 30, 1998 was $14.0 million as compared to $8.7 million for the nine months ended September 30, 1997. The increase in gross profit of $5.3 million was principally a result of the increase in net revenues and an increase in gross margin. For the nine months ended September 30, 1998 and 1997, the Company's gross margin was 27.0% and 25.7%, respectively. The gross margin increase of 1.3% was due principally to a favorable production revenue mix resulting in the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and increased production volume and purchasing efficiencies. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped.

     SG&A for the nine months ended September 30, 1998 was $11.1 million as compared to $8.3 million for the comparable period in 1997. The increase in SG&A of $2.8 million from period to period was principally due to (i) the addition of HMG Schutz and HMG Griffith SG&A of $1.1 million and $837,000, respectively, and
(ii) increased spending in other general expenses of $905,000.

     For the nine months ended September 30, 1998, the Company generated interest income of $210,000 as compared to $231,000 for the nine months ended September 30, 1997. The decrease was principally attributable to an decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $1.2 million for the nine months ended September 30, 1998 as compared to $769,000 for the nine months ended September 30, 1997. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $1.8 million or $0.20 basic earnings per share, for the nine months ended
September 30 1998 as compared to a net income of $150,000, or $0.01 basic earnings per share, for the nine months ended September 30, 1997.

Stockholders' Equity

     Stockholders' equity increased $2.1 million to $8.6 million at September 30, 1998 from $6.5 million at December 31, 1997. The increase in stockholders' equity was due to (i) net income of $1.8 million, (ii) the contribution of 123,055 shares of Common Stock, valued at $1.25 per share, to the HMG Worldwide Corporation Capital Accumulation Plan and (iii) the issuance of 100,000 of Common Stock, valued at $1.10 per share, pursuant to the HMG Schutz Purchase Agreement.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27.6 million which expire during the years 2001 through 2012.

     The Company's income tax provision for the nine months ended September 30, 1998 was $111,000 as compared to $10,000 for the nine months ended September 30, 1997. The income tax provision for the nine months ended September 30, 1998 and 1997 was comprised principally of state and local taxes.

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At September 30, 1998, the Company's aggregate backlog was approximately $34.4 million as compared to $32.0 million and $24.9 million at December 31, 1997 and September 30, 1997, respectively. Of such aggregate backlog at September 30, 1998, approximately 23% was attributable to two clients. The Company anticipates that substantially all such backlog at September 30, 1998 will be filled during the next twelve months. In addition to the $34.4 million backlog at September 30, 1998, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at September 30, 1998 was $24.3 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1998 and December 31, 1997 aggregated $7.1 million and $6.4 million, respectively. The Company's increase in cash and cash equivalents of approximately $676,000 for the nine months ended September 30, 1998 was due principally to the net effects of (i) net cash used in operations of $2.2 million, (ii) capital expenditures of $799,000 and (iii) reductions of debt obligations of $141,000, offset by (iv) proceeds from borrowings under the Company's revolving line of credit with its bank lender of $3.7 million. The Company's negative cash flows from operations for the nine months ended September 30, 1998 resulted principally from (i) an increase in accounts receivable and inventory of $11.5 million offset by (ii) an increase in general liabilities of $6.7 million.

     The Company has secured a $16.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 1% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of September 30, 1998, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At September 30, 1998, the balance outstanding on the term loan component of the Credit Agreement was approximately $725,000.

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

     The Company's working capital at September 30, 1998 was approximately $2.4 million, inclusive of borrowings of $15.2 million pursuant to the three year Credit Agreement. For the nine months ended September 30, 1998, the Company's accounts receivable and inventory levels have increased $14.8 million during the period, principally due to (i) the acquisition of HMG Schutz, $3.8 million, and
(ii) revenue growth of the Company and the current production demands required by the Company's clients and related shipment schedules. Due to the working capital position, the Company experiences temporary liquidity problems from time to time due to the timing of cash flows while the Company is in production and building inventory. However, management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations and its availability under its Credit Agreement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes that continued focus upon strategic cost reductions and efficiencies, an expanded client base and future cash flows from operations developed and/or implemented by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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

                           Part II Other Information

Item 6. Exhibits and Reports of Form 8-K

The following financial statement exhibits are files as part of this Report:

                           INDEX TO FINANCIAL STATEMENT EXHIBITS


                                                                  Page
                                                                  ----
Exhibit 11 - Computation of Per Share Earnings                     15

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HMG Worldwide Corporation
                                                   -------------------------
                                                   (Registrant)





Date: November 12, 1998                            /S/ Robert V. Cuddihy, Jr.
      -----------------                            --------------------------
                                                   Robert V. Cuddihy, Jr.
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)

                     HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                    EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)


                                   For the Three Months Ended September 30, 1998
                                   ---------------------------------------------
                                     Income          Shares           Per Share
                                   (Numerator)    (Denominator)         Amount
                                   -----------    -------------         ------

Basic earnings per share:
 Income available to
  common stockholders                 $816           9,114              $0.09
                                                                        =====

Effect of dilutive securities:
 10% convertible debentures             55           1,760
 Stock options and warrants                            560
                                      ----           -----

Diluted earnings per share:
 Income available to common
  stockholders' and assumed
  conversions                         $871          11,434              $0.08
                                      ====          ======              =====




                                   For the Nine Months Ended September 30, 1998
                                   --------------------------------------------
                                     Income          Shares           Per Share
                                   (Numerator)    (Denominator)         Amount
                                   -----------    -------------         ------

Basic earnings per share:
 Income available to
  common stockholders               $1,818           9,001              $0.20
                                                                        =====

Effect of dilutive securities:
 10% convertible debentures            165           1,760
 Stock options and warrants                            579
                                    ------           -----

Diluted earnings per share:
 Income available to common
  stockholders' and assumed
  conversions                       $1,983          11,340              $0.17
                                    ======          ======              =====