Form 10-K
period 1998-12-31
HMG WORLDWIDE CORP
filed 1999-03-31
CIK 756680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)                           FORM 10-K



 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           December 31, 1998
                        -------------------------------------------------------
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the  transition  period  from                        to
                                  ----------------------   ---------------------
                         Commission file number 0-13121
                                                -------
                            HMG WORLDWIDE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
    DELAWARE                                                 13-3402432
    --------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

475 Tenth Avenue, New York, New York                                      10018
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)
Registrant's telephone number, including area code (212) 736-2300
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
           None
    -------------------                -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

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

     The number of shares outstanding of the Registrant's common stock is 11,083,205 (as of 3/19/99). The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $26,375,207 (as of 3/19/99).

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

     The Company's operations are conducted principally through five wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), HMG Schutz International, Inc. ("HMG Schutz"), Display Depot, Inc. and HMG Griffith Worldwide In- Store Marketing, Inc. ("HMG Griffith") with facilities in New York, Pennsylvania, Illinois and Toronto, Canada.

Recent Developments

     The Company continued to expand in 1998 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses has resulted in the Company's eighth consecutive quarterly profit. Net revenues increased 47.8% to $68.5 million for the year ended December 31, 1998. The Company generated net income of $1.9 million, or $0.21 basic earnings per share, in 1998 as compared to $529,000, or $0.06 basic earnings per share, for the year ended December 31, 1997.

     For the year ended December 31, 1998, the Company accomplished the following: (i) consummated the acquisition of the business of Schutz International, Inc., now known as HMG Schutz, a Chicago-based point-of-purchase company, effective August 1, 1998, (ii) issued a Promissory Note for $1.6 million, net of imputed interest of $278,000, and issued 100,000 shares of its Common Stock valued at $110,000 for the purchase of HMG Schutz and the Company agreed to make certain future contingency payments based upon revenues generated by HMG Schutz, (iii) acquired an option to purchase for $2.3 million the HMG Schutz office and warehouse facilities, (iv) further expanded the Company's Reading, Pennsylvania manufacturing facilities to include a third 60,000 square foot warehouse and distribution center, (v) relocated and expanded the Canadian operations through HMG Griffith, to a new 25,000 square foot office, production and distribution center and (vi) continued to focus on retail innovation and client service to expand the revenue base with both retailers and brand manufacturers.

     In addition, in February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures. In addition, on February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     Furthermore, during the fourth quarter of 1998 the Company engaged BNY Capital Markets ("BNY Capital"), a division of The Bank of New York, and an independent financial consultant to assist the Company in targeting and financing new, strategic acquisitions. The Company, in conjunction with BNY Capital, currently is seeking to refinance its existing revolving line of credit and term loans under more favorable terms and to provide a source of acquisition financing in the form of debt. The Company is seeking a $35.0 million credit facility. As part of the acquisition and refinancing activities sponsored by the Company, the Company recorded a $221,000 increase to additional paid in capital, using the Black Scholes option pricing model, for the issuance of 650,000 warrants to acquire the Company's Common Stock at an average exercise price of $1.10 per share.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative, client service oriented company in the in-store marketing industry. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution and reduce operating and manufacturing costs.

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


Industry Overview

     The in-store marketing industry is an estimated $12.7 billion industry. The Company believes point-of-purchase merchandising systems provide a more effective, measurable and low-cost means of attracting and influencing consumers than television, print or other traditional mass advertising media.

     While television advertising costs have risen, the number of viewers per commercial has decreased because cable television has increased the number of channels available to viewers. Furthermore, remote control units and videocassette recorders have enabled viewers to avoid commercials. The growing number of special-interest magazines, which segment reader demographics, has similarly limited the effectiveness of print advertising while the cost of such advertising has also increased. The Company believes that a majority of all consumer brand purchase decisions are made on impulse at the point of sale. With consumers making so many decisions at the point of sale, retailers and consumer products companies are paying greater attention to how products and brand categories are organized and presented in-store. Point-of-purchase merchandising systems attract and influence consumers at the time when the majority of purchase decisions are made.

     The Company believes retailers are also driving the growth of in-store marketing. Computerized bar-coding and scanner systems have enabled retailers to identify high-margin, high-turnover products and more effectively allocate floor or shelf space to such products. Concurrently, consumer products companies have been faced with an increasing number of competitive products, including private-label offerings of retailers. As a result, many consumer products companies have sought to maximize the appeal and efficiency of their allocated space in retail stores. In-store merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems also are designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs. In-store merchandising systems also become an important component of merchandising products and brand categories to create competitive points of differentiation between each retail chain.

Operations

General
     The Company identifies the strategic, in-store marketing objectives of its clients and integrates research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising display systems intended to meet such objectives. The Company's merchandising systems are generally strategic in nature, "solutions oriented" and custom designed to fit each client's requirements and specifications. Typically, at the request of a client, the Company creates a customized prototype, which often includes packaging for the client's product in addition to the in-store merchandising display. Although clients occasionally provide the Company's creative design department with specific merchandising ideas, in most instances clients merely indicate the general nature of the fixture or display they desire and rely upon the Company's creative design department to conceive and create the merchandising system.

     The  Company's  design  and  engineering   departments  work  closely  from
conception through final assembly and field installation with each client's marketing and sales representatives and the retailers to facilitate the development of a merchandising system. The Company's design department, in concert with the client, develops alternative marketing ideas, which the Company's engineering department, upon approval by the client, develops into a prototype system. The Company's design and engineering departments employ Auto-CAD and Solid Works equipment which, among other things, enables the Company to design proprietary stock components which can be easily incorporated into various projects as well as change project designs more easily and quickly in response to a client's needs.

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

Production and Assembly
     The  Company  has  the  internal   capability  to  injection  mold  plastic
components, fabricate wire and metal components, assemble its merchandising systems, and warehouse and distribute its products, as compared to many of its competitors which have no injection molding, wire or metal fabrication, or assembly facilities, and warehouse or distribution capacity and must outsource to third parties. Once the Company enters into a contract with a client to manufacture merchandising fixture and display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the production and assembly in its own facilities or to outsource it to others. The Company's production and assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

     All merchandising systems, whether assembled by the Company or its independent subcontractors, are delivered to the Company's clients or directly to retail locations. Typically, there is some simple on-site assembly required, which is usually performed by the client's own personnel, or through a third party contractor, although the Company will assist in on-site assembly if requested. The Company often provides clients with an "800" telephone customer service number to call for assistance in connection with on-site assembly.

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

International
     Effective July 1, 1997, the Company opened a full service office, HMG Griffith, in Toronto, Canada. For the year ended December 31, 1998 and the six months ended December 31, 1997, net revenues in Canada were approximately $3.5 million and $494,000, respectively, and the Company realized income from operations of $218,000 and a loss from operations of approximately $31,000, respectively.


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

Custom Displays
     The Company designs, assembles and markets in-store custom merchandising fixtures and display systems for consumer products companies as well as national and regional retailers. Its systems include in-store fixtures, shelf- management and category-management systems, freestanding displays and sales promotion materials. Examples of the Company's systems include the L'eggs(R) hosiery merchandising systems, the Pillsbury(R) dough display system and the shelf and pegboard systems for Procter & Gamble's Cover Girl(R) and Max Factor(R) cosmetics lines. The Company has also developed several "store-within-a-store" systems, whereby retail space is specifically devoted to a particular brand or category and is distinctly identifiable by appearance within the context of the overall retail environment. An example of a "store-within-a-store" system designed and produced by the Company is the Thom McAn shoe centers located in Kmart Corporation ("Kmart") stores and Wal*Mart Stores ("Wal*Mart") electronic centers.

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

Clients

     The Company's clients include national and multi-national consumer products companies such as Sara Lee Corporation ("Sara Lee") and Procter & Gamble ("P&G"), both of which have been clients for more than 20 years, as well as Clairol Corporation ("Clairol"), CVS/Pharmacy ("CVS"), Foster Grant Group LLP ("FGG"), Hallmark Cards, Inc. ("Hallmark"), Kmart, Microsoft, The Pillsbury Company, Target Stores, Inc., Walgreen Stores, Inc. and Wal*Mart.

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

     For the year ended December 31, 1998, P&G and CVS accounted for approximately 12% and 11%, respectively, of the Company's net revenue. For the year ended December 31, 1997, Bristol Meyers Squibb, P&G and Wal*Mart accounted for approximately 12%, 12% and 11%, respectively, of the Company's net revenues. For the year ended December 31, 1996, P&G, Sara Lee and Wal*Mart accounted for approximately 17%, 12%, and 11%, respectively, of the Company's net revenues. Although the Company's relationship with many of its larger accounts spans several years, none of these accounts is contractually bound to purchase the Company's products or services. The loss of any one such client would have a material adverse effect on the Company.

Backlog

     At December 31, 1998, the Company's aggregate backlog was $48.8 million, as compared to $32.0 million and $15.6 million at December 31, 1997 and 1996, respectively. Of such aggregate backlog at December 31, 1998, no one client exceed 10% of such backlog. The Company anticipates that substantially all such backlog at December 31, 1998, will be filled during the next twelve months. In addition to the $48.8 million backlog at December 31, 1998, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1998 was $23.9 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


Marketing and Sales

     Sales of the Company's merchandising displays and point-of-purchase services are generated by Michael Wahl, its Chief Executive Officer, and by 43 other sales and account management employees. The Company typically sells its in-store fixture and display systems pursuant to separate purchase orders following customer approval of a prototype. However, the Company is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. To a limited extent, sales are also generated through independent sales representatives.

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


Patents

     The Company has been issued various United States and foreign patents relating to certain components of its merchandising systems and has several additional patent applications pending. The Company does not regard patent protection as being of material importance to its ability to successfully compete in the in-store merchandising display industry. The Company does not hold any patents or material copyrights with respect to its computer software. The Company relies upon confidentiality agreements, as well as restrictions on dissemination of information to employees, to safeguard its confidential information.


Competition

     The custom merchandising fixture and display segment of the in-store marketing industry in which the Company primarily competes is very fragmented and highly competitive. Certain of the Company's competitors, including several diversified companies that not only design and assemble merchandising systems for their own products, but also provide such systems and services to unaffiliated concerns, may have greater financial and other resources than the Company. In addition, although the Company believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that the Company will maintain such advantages.

     Most competitors generally operate on a local or regional level. Additionally, competitors often specialize in only one particular aspect of the custom merchandising fixture and display business. As a result, the Company is one of the largest participants in this field. As consumer products companies and retailers increasingly require vendors to offer comprehensive services and sophisticated technologies, many smaller operators, which are primarily privately held, may not have the capital resources, management skills and technical expertise necessary to compete. Consequently, the Company believes the demand for its products and services will increase and industry consolidation will occur. The Company further believes it is well positioned to capitalize on such consolidation.


Employees

     As of March 19,  1999,  the  Company  employed  425  persons,  including  4 executive officers, 214 in production and assembly, 38 in design, 55 in purchasing and engineering, 43 in marketing and sales and 71 in administration. Approximately 102 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 241 of the National Federation of Independent Unions, which expires December 31, 1999. Approximately 60 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 810 of the Alloys and Hardware Fabricators and Warehousemen, which expires April 30, 2000. The Company believes that its current labor relations are good.


Financial Information about Foreign Operations and Export Sales

     Reference is made to Note 11 in Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2. Facilities.

     The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018, where it leases approximately 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is approximately $482,000. The Company sublets 8,750 square feet of such space for approximately $92,000 annually under a sublease expiring in October 2002. The Company also leases approximately 4,500 square feet of office space at 230 East Ohio Street in Chicago, Illinois at an annual base rental of approximately $70,000 pursuant to a lease which expires in June 2000. The Company leases approximately 35,000 square feet of space at 8710 Ferris Avenue in Morton Grove, IL on a month to month basis while the Company evaluates its option to purchase such facility for $2.3 million. The purchase option expires no earlier than March 2000. The Company leases approximately 25,000 square feet of office and warehouse space at 9 City View Drive in Toronto, Canada, for approximately $63,000 annually expiring in August 2003.

     The Company operates three production and assembly facilities located in Reading, Pennsylvania. Two of the Company's Reading, Pennsylvania facilities are owned by the Company and are comprised of (i) a 140,000 square foot multi-story production facility on three acres of property and (ii) a 72,500 square foot single story production facility on five acres of property. The third production and assembly facility is comprised of 60,000 square feet of space at current annual base rental of approximately $165,000 annually which expires in June 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of shareholders was held on November 10, 1998. The following matters were submitted to a vote of stockholders of the Company:


   1. The Company's stockholders elected seven directors for the ensuing year as follows:
            Ivan Berkowitz              For:    7,380,821     Withheld:    5,780
            Robert V. Cuddihy, Jr.      For:    7,380,821     Withheld:    5,780
            Herbert F. Kozlov           For:    7,380,821     Withheld:    5,780
            L. Randy Riley              For:    7,380,821     Withheld:    5,780
            Lawrence J. Twill, Sr.      For:    7,380,821     Withheld:    5,780
            Andrew Wahl                 For:    7,380,821     Withheld:    5,780
            Michael Wahl                For:    7,380,821     Withheld:    5,780

   2. The Company's stockholders ratified and approved the Company's 1998 Stock Option Plan with 2,603,003 votes for, 889,000 against, and 3,894,598 abstain.

   3. The Company's stockholders ratified and approved the selection of Friedman Alpren & Green LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. This motion was approved with 7,366,787 votes for, 10,500 against and 9,314 abstain.

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

                                                             High      Low
             1998
         First quarter . . . . . . . . . . . . . . . . . .$  1-3/8     $ 1
         Second quarter . . . . . . . . . . . . . . . . .    2-1/16      1-1/8
         Third quarter  . . . . . . . . . . . . . . . . .    1-7/8       1-15/16
         Fourth quarter . . . . . . . . . . . . . . . . .    2-7/16         3/4


              1997
         First quarter. .. . . . . . . . . .. . . . . . . $ 1-7/16     $ 1
         Second quarter. . . . . . . . . . . . .. . . . .   1-1/2        7/8
         Third quarter. . . . . . . . . . . . . . . . . .   2            7/8
         Fourth quarter. . . . . . . . . . . . . . . . . .  1-1/2       31/32

     At March 19, 1999, there were 225 holders of record and approximately 1,325 beneficial stockholders of the Company's Common Stock and the closing bid quotation of the Common Stock on Nasdaq was $3-7/8 per share.

Dividend Policy

     The Company has not paid dividends on the Common Stock since its inception. The Company intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, the Company is prohibited from paying cash dividends. See Note 5 in Notes to the Consolidated Financial Statements included in Item 8 hereof.

Item 6. Selected Historical Financial Data.

     The selected historical financial data presented below as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998, 1997 and 1996 have been derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. All of such selected financial data of the Company has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants. The selected historical financial data, which include Balance Sheet data at December 31, 1996, 1995 and 1994 and Statement of Operations data for the years ended December 31, 1995 and 1994 has been derived from Consolidated Financial Statements not presented herein.


                                                             Year Ended December 31,
                                            ----------------------------------------------------------
                                            1998         1997         1996          1995          1994
                                            ----         ----         ----          ----          ----
                                                      (in thousands, except per share data)
 Statement of Operations Data


Net revenues ........................     $ 68,457     $ 46,311     $ 45,552      $ 47,641      $ 55,578

Income (loss) from operations .......        3,299        1,079       (5,040)      (10,009)         (795)

Net income (loss) ...................     $  1,904     $    529     ($ 5,535)     ($10,118)     ($   963)
                                          ========     ========     ========      ========      ========

Basic earnings per share data
  Net income (loss) per common shares     $   0.21     $   0.06     ($  0.73)     ($  1.34)     ($  0.17)
                                          ========     ========     ========      ========      ========

  Weighted average number of
   common shares outstanding ........        9,094        8,638        7,614         7,568         5,643
                                          ========     ========     ========      ========      ========

Diluted earnings per share data
  Net income (loss) per common and
   common equivalent shares .........     $   0.19     $   0.05     ($  0.73)     ($  1.34)     ($  0.17)
                                          ========     ========     ========      ========      ========

  Weighted average number of common
   and common equivalent shares .....       10,712       11,206        7,614         7,568         5,643
                                          ========     ========     ========      ========      ========


                                                                    December  31,
                                          ------------------------------------------------------------
                                            1998         1997         1996          1995          1994
                                            ----         ----         ----          ----          ----
 Balance Sheet Data:                                              (in thousands)

  Cash and cash equivalents. . . . . . . .$  5,730     $  6,439     $  6,950      $  8,139      $  6,469
  Working capital. . . . . . . . . . . . .     804         (426)      (3,236)        2,624        14,119
  Total assets. . . . . . . . . . . . . .   51,729       33,645       28,755        32,648        36,718
  Long-term debt. . . . . . . . . . . . .    4,251        2,878          266           -           3,182
  Stockholders' equity. . . . . . . . . .    9,068        6,470        5,191        10,076        20,223


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company continued to expand in 1998 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses has resulted in the Company's eighth consecutive quarterly profit. Net revenues increased 47.8% to $68.5 million for the year ended December 31, 1998. The Company generated net income of $1.9 million, or $0.21 basic earnings per share, in 1998 as compared to $529,000, or $0.06 basic earnings per share, for the year ended December 31, 1997.

     For the year ended December 31, 1998, the Company accomplished the following: (i) consummated the acquisition of the business of Schutz International, Inc., now known as HMG Schutz, a Chicago-based point-of-purchase company, effective August 1, 1998, (ii) issued a Promissory Note for $1.6 million, net of imputed interest of $278,000, and issued 100,000 shares of its Common Stock valued at $110,000 for the purchase of HMG Schutz and the Company agreed to make certain future contingency payments based upon revenues generated by HMG Schutz, (iii) acquired an option to purchase for $2.3 million the HMG Schutz office and warehouse facilities, (iv) further expanded the Company's Reading, Pennsylvania manufacturing facilities to include a third 60,000 square foot warehouse and distribution center, (v) relocated and expanded the Canadian operations through HMG Griffith, to a new 25,000 square foot office, production and distribution center and (vi) continued to focus on retail innovation and client service to expand the revenue base with both retailers and brand manufacturers.

     In addition, in February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures. In addition, on February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     Furthermore, during the fourth quarter of 1998, the Company engaged BNY Capital Markets ("BNY Capital"), a division of The Bank of New York and an independent financial consultant, to assist the Company in targeting and financing new, strategic acquisitions. The Company, in conjunction with BNY Capital, is currently seeking to refinance its exsisting revolving line of credit and term loans under more favorable terms and to provide a source of acquisition financing in the form of debt. The Company is seeking a $35.0 million credit facility. As part of the acquisition and refinancing activities sponsored by the Company, the Company recorded a $221,000 increase to additional paid in capital, using the Black Scholes option pricing model, for the issuance of 650,000 warrants to acquire the Company's Common Stock at an average exercise price of $1.10 per share.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative, client service oriented company in the in-store marketing industry. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution and reduce operating and manufacturing costs.

Results of Operations

Year Ended December 31, 1998 as Compared to
  Years Ended December 31, 1997 and 1996

     Net revenues increased by approximately $22.2 million to $68.5 million for the year ended December 31, 1998 from $46.3 million for the year ended December 31, 1997. This 47.8% increase in net revenues from 1997 to 1998 was principally due to the effects of (i) the net revenues from HMG Schutz, acquired effective August 1, 1998 of approximately $8.9 million, (ii) an increase of net revenues from HMG Griffith, acquired effective July 1, 1997 of approximately $3.0 million, and (iii) an increase of net revenues of approximately $10.2 million from a more diversified client base and through the national roll out of several new retailer sponsored merchandising programs. Net revenues increased approximately $759,000 million to $46.3 million for the year ended December 31, 1997 from $45.6 million for the year ended December 31, 1996. This 2% increase in net revenues from 1996 to 1997 was principally the net effect of (i) an increase of net revenues from the Company's new Toronto office of approximately $494,000, (ii) an increase of net revenues from a more diversified client base of approximately $2.6 million and (iii) a decrease in the combined net revenues of the Company's top three clients of 1997 versus 1996 of approximately $2.3 million due to the timing of marketing expenditures by major clients in addition to the timing of national roll-outs of merchandising systems developed by the Company.

     Gross profit increased approximately $6.2 million to $19.2 million for the year ended December 31, 1998 from $13.0 million for the year ended December 31, 1997 due to the increase in the Company's net revenues. For the years ended December 31, 1998 and 1997, the gross margin remained stable at 28.1%. Gross margins remained stable principally due to the Company's emphasis in more direct, internal production of its merchandising systems. Gross profit increased approximately $5.1 million to $13.0 million for the year ended December 31, 1997 from $7.9 million for the year ended December 31, 1996 due to the increase in the Company's net revenues and an increase in gross margin. For the year ended December 31, 1997, the gross margin was 28.1% as compared to 17.5% for the comparable 1996 period. The 10.6% increase in gross margin was principally due to a favorable production revenue mix resulting in an 11.7% increase, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and the elimination of the Company's high cost New Jersey plant and the under absorption of fixed overhead expenses as a percentage of net revenues of 1.2%. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") increased approximately $3.9 million to $15.9 million for the year ended December 31, 1998 as compared to $12.0 million for the year ended December 31, 1997. The increase in SG&A from 1997 to 1998 was principally a result of (i) the addition of HMG Schutz SG&A, $2.7 million, (ii) the expansion of HMG Griffith, $607,000 increase, and (iii) an increase in other general expenses. SG&A decreased approximately $1.0 million to $12.0 million for the year ended December 31, 1997 as compared to $13.0 million for the year ended December 31, 1996. The decrease in SG&A from 1996 to 1997 was principally a result of (i) the continuing effect of the consolidation of manufacturing facilities, (ii) a reduction in personnel cost of $532,000, (iii) expenses of $175,000 related to the discontinued European operation and (iv) decreased spending in other general expenses

     For the year ended December 31, 1998, the Company generated interest income of $274,000 as compared to $323,000 and $351,000, for the comparable 1997 and 1996 periods, respectively. The decrease in interest income of approximately $49,000 from 1997 to 1998 and the decrease of $28,000 from 1996 to 1997 was attributable principally to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper.

     Interest expense was $1.7 million for the year ended December 31, 1998 as compared to $1.1 million and $834,000 for the comparable 1997 and 1996 periods, respectively. The increase in interest expense of approximately $553,000 from 1997 to 1998 and $264,000 from 1996 to 1997 was principally due to the increased average borrowing in the respective years.

     Other income of $267,000 for the year ended December 31, 1997 was the result of common stock received by the Company from a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of common stock and generated a net gain of $267,000.

     As a consequence of the foregoing factors, the Company realized net income of approximately $1.9 million, or $0.21 basic earnings per share, for the year ended December 31, 1998 as compared to net income of $529,000, or $0.06 basic earnings per share, for the year ended December 31, 1997. For the year ended December 31, 1996, the Company incurred a net loss of $5.5 million, or $0.73 per share.


Stockholders' Equity

     Stockholders' equity increased approximately $2.6 million to $9.1 million at December 31, 1998 from $6.5 million at December 31, 1997. The net increase in stockholders' equity was principally due to (i) net income of $1.9 million, (ii) proceeds derived from the HMG Private Placement of Common Stock whereby the Company issued 150,000 shares of Common Stock for an aggregate value of $169,000, (iii) the issuance of 100,000 shares of Common Stock pursuant to the acquisition of HMG Schutz valued at $110,000, (iv) the issuance of warrants valued at $221,000 and (v) the issuance of 123,055 shares of Common Stock by the Company to the HMG Worldwide Corporation Capital Accumulation Plan valued at $154,000.


Income Taxes

     At December 31, 1998, the Company had available $34.6 million of net operating loss carry forwards which expire during the years 2001 through 2013. The Company's income tax provision for the year ended December 31, 1998 was $31,000 as compared to $42,000 and $12,000 for the years ended December 31, 1997 and December 31, 1996, respectively, and resulted principally from state and local alternative minimum taxes.


Backlog

     At December 31, 1998, the Company's aggregate backlog was approximately $48.8 million, as compared to $32.0 million and $15.6 million at December 31, 1997 and 1996, respectively. Of such aggregate backlog at December 31, 1998, no one client exceeded 10% of such backlog. The Company anticipates that substantially all such backlog at December 31, 1998, will be filled during the next twelve months. In addition to the $48.8 million backlog at December 31, 1998, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1998 was $23.9 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1998, 1997 and 1996 aggregated approximately $5.7 million, $6.4 million and $6.9 million, respectively. For the years ended December 31, 1998, 1997 and 1996 the Company's cash flows from operating, investing and financing activities are summarized below:


                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                 1998        1997         1996
                                                                 ----        ----         ----
                                                                         (in millions)
Net cash used in operating activities ........................  ($ 3.2)     ($ 3.3)      ($ 2.0)
                                                                ------      ------       ------

Investing activities:
  Acquisition, net of cash acquired ..........................     0.1
  Proceeds from sale of an investment ........................                 0.4
  Capital expenditures .......................................    (1.5)       (1.8)        (1.6)
                                                                  ----        ----         ----

   Net cash provided by (used in) investing activities .......    (1.4)       (1.4)        (1.6)
                                                                  ----        ----         ----


Financing activities:
  Net proceeds from sale of common stock .....................     0.2         0.5           0.4
  Proceeds from exercise of stock options ....................                               0.3
  Proceeds derived from the sale of convertible debentures ...                 2.2
  Net increase in indebtedness ...............................     3.7         1.5           1.7
                                                                   ---         ---           ---

    Net cash provided by financing activities ................     3.9         4.2           2.4
                                                                   ---         ---           ---

  Net increase (decrease) in cash and cash equivalents .......  ($ 0.7)     ($ 0.5)        ($1.2)
                                                                 =====       =====          ====



     The Company's decrease in cash and cash equivalents of approximately $709,000 for the year ended December 31, 1998 was principally due to (i) net cash used in operating activities of $3.2 million, used principally to finance increases in the Company's accounts receivable and inventory levels, (ii) capital expenditures of $1.5 million, offset by, (iii) net borrowing under the Company's credit facility of $3.7 million and (iv) net proceeds derived from the HMG Private Placement of $169,000.

     The Company's decrease in cash and cash equivalents of approximately $511,000 for the year ended December 31, 1997 was principally due to (i) net cash used in operating activities of $3.3 million, used principally to finance increases in the Company's accounts receivable and inventory levels, (ii) capital expenditures of $1.8 million, offset by, (iii) net borrowing under the Company's credit facility of $1.5 million, (iv) proceeds from the sale of an investment of $356,000, (v) net proceeds derived from the HMG Private Placement of $540,000 and (vi) proceeds from the sale of debentures of $2.2 million.

     The Company's decrease in cash and cash equivalents of $1.2 million for the year ended December 31, 1996 was principally due to (i) net cash used in operating activities of $2.0 million and (ii) capital expenditures of $1.6 million, offset by, (iii) net borrowing under the Company's credit facility of $1.7 million, (iv) net proceeds from the sale of Common Stock pursuant to a private placement of $377,000 and (v) net proceeds from the exercise of stock options of $273,000. The Company's negative cash flow from operations for the year ended December 31, 1996 principally resulted from (i) the net loss from operations of $5.5 million and (ii) the aggregate reduction in general liabilities of $780,000, offset by (iii) decreases in current and other assets, other than cash and cash equivalents of $3.5 million and (iv) non-cash charges of $856,000 for depreciation and amortization.

     The Company maintains a $17.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory, equipment and certain real estate and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     Borrowing under the Credit Agreement bear interest at the institution's prime rate plus 3/4% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. The average balance outstanding under the Company's credit agreements for the years ended December 31, 1998, 1997 and 1996 was approximately $17.2 million, $10.8 million and $8.8 million, respectively, at the weighted average interest rate of 9.7%, 9.6% and 8.6%, respectively.

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty-month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At December 31, 1998, 1997, and 1996 the balance outstanding on the term loan component of the Credit Agreement was $772,000, $866,000 and $334,000 respectively.

     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and were converted in February 1999 at the conversion price of $1.25 per share. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures.

     On February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     The Company's working capital at December 31, 1998 was $729,000, inclusive of borrowing of $14.8 million pursuant to the three-year Credit Agreement. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. However management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the HMG Private Placement and issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Furthermore, during the fourth quarter of 1998 the Company engaged BNY Capital to assist the Company in refinancing its current revolving line of credit and term loans under more favorable terms and to provide a source of acquisition financing in the form of debt. The Company is seeking a $35.0 million credit facility. Management believes its pending financing, an expanded client base and future cash flows from operations developed by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

Year 2000

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

     The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance. The Company's Year 2000 strategy includes the evaluation of all critical Company software applications, client/server applications, PC's and workstations, vendor supplied software, equipment and clients and suppliers. An inventory and assessment of all areas have been completed and the Company has inspected, remediated  and  performed  testing  of  each  of  its  systems  for  Year  2000 compliance.

     As of January 31, 1999, the Company believes that it has successfully remediated its client/server business applications for the millennium change. The Year 2000 project is now in its final verification testing which is due to be completed at the end of the first quarter of 1999. During the second quarter of 1999, the Company is scheduled to bring HMG Schutz and HMG Griffith on line with its client/server business applications such that all Company operations will be tied together and data can be accessed and exchanged through a common shared technology platform. The Company's suppliers are also engaged in their Year 2000 testing and the Company is monitoring their progress. In addition, in the event that a supplier is unable to become Year 2000 compliant, the Company's supplier network is sufficient, and material and services are available to the Company to adjust to a change in a production supply without compromising the manufacturing schedule established by the Company. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     It is anticipated that the Year 2000 project will be completed by mid-1999. To date, the Company has incurred expenses of approximately $375,000 in hardware upgrades and software enhancements. The Company projects that the total cost of the Year 2000 project will approximate $475,000 to $550,000.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company refinances debt when advantageous. The Company is exposed to the impact of currency fluctuations because of its international operations. At the present time, the Company does not swap or hedge its foreign currency obligations, but will review its policy on hedging on a continuous basis. The Company does not hold or issue derivative or other financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data.




              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                                 PAGE
                                                                           ----


     Independent Auditors' Report                                           18

     Consolidated Balance Sheets at December 31, 1998 and 1997              19

     Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997 and 1996                                     20

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996                                     21

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 1998, 1997 and 1996                 23

     Notes to Consolidated Financial Statements                             24

                                             INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION



     We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                     FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 24, 1999

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                December 31,
                                                           -------------------
                                                           1998           1997
                                                           ----           ----

                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 1) ................... $ 5,730        $ 6,439
  Accounts receivable - less allowance
    for doubtful accounts of $453 and $273 (Note 14) ...  15,505          8,445
  Inventory (Notes 1 and 3) ............................  15,335          6,671
  Prepaid expenses .....................................     816            414
  Other current assets .................................     263            317
                                                         -------        --------
     Total current assets ..............................  37,649         22,286

Property and equipment - net (Notes 1 and 4) ...........   6,319          4,682
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,053 and $1,615 (Notes 1 and 2) ....   7,528          6,544
Other assets ...........................................     233            133
                                                         -------        -------
                                                         $51,729        $33,645
                                                         =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations (Note 5) ..$14,801        $10,942
  Accounts payable ...................................... 15,933          8,729
  Accrued employee compensation and benefits ............  1,353          1,418
  Deferred revenue (Note 1) .............................  2,970            604
  Accrued expenses ......................................  1,575            673
  Other current liabilities .............................    213            346
                                                         -------        -------
    Total current liabilities ........................... 36,845         22,712

Pension obligation (Notes 1 and 6) ......................  1,147          1,175
Convertible debentures (Notes 5 and 15) .................  2,160          2,200
Promissory note (Note 2) ................................  1,600
Term loans (Note 5) .....................................    491            678
Other long-term liabilities (Note 6) ....................    418            410
                                                         -------        -------
                                                          42,661         27,175
                                                         -------        -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 9,329,205 and 8,924,150 shares
    issued and outstanding (Note 8) .....................     93             89
  Additional paid-in capital (Note 8) ................... 35,335         34,645
  Accumulated deficit ...................................(26,360)       (28,264)
                                                         -------        -------
                                                           9,068          6,470
                                                         -------        -------
                                                         $51,729        $33,645
                                                         =======        =======


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)


                                                      Year Ended December 31,
                                                 ------------------------------
                                                  1998       1997        1996
                                                  ----       ----        ----

Net revenues (Notes 1 and 10) .............    $ 68,457    $ 46,311   $ 45,552

Cost of revenues ..........................      49,220      33,273     37,589
                                               --------    --------   --------

  Gross profit ............................      19,237      13,038      7,963

Selling, general and administrative
  expenses ................................      15,938      11,959     13,003
                                               --------    --------   --------

  Income (loss)  from operations ..........       3,299       1,079     (5,040)

Interest income ...........................         274         323        351

Interest expense (Note 5) .................      (1,651)     (1,098)      (834)

Other income ..............................          13         267        -
                                               --------    --------   ---------

  Income (loss) before provision for income
    taxes .................................       1,935         571     (5,523)

Provision for income taxes (Note 7) .......         (31)        (42)       (12)
                                               --------    --------   --------

  Net income (loss) .......................    $  1,904    $    529   ($ 5,535)
                                               ========    ========   ========

Basic earnings per share (Note 8)
  Net income (loss) per common shares .....    $   0.21    $   0.06   ($  0.73)
                                               ========    ========    =======

  Weighted average number of common
  shares outstanding ......................    9,093,715   8,637,528  7,614,356
                                               =========   =========  =========

Diluted earnings per share (Note 8)
  Net income (loss) per common and
  common equivalent shares ................    $   0.19    $   0.05   ($ 0.73)
                                               ========    ========    ======

  Weighted average number of common
  and common equivalent shares ............   10,711,659  11,206,460  7,614,356
                                              ==========  ==========  =========










          See accompanying notes to consolidated financial statements.



                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Year Ended December 31,
                                                                 -------------------------------
                                                                 1998          1997         1996
                                                                 ----          ----         ----
Cash flows from operating activities:

  Cash received from customers ...........................     $ 64,536      $ 43,091     $ 48,930
  Interest received ......................................          282           321          351
  Cash paid to suppliers .................................      (51,312)      (36,481)     (39,739)
  Cash paid to employees .................................      (15,024)       (9,112)     (10,671)
  Income taxes paid ......................................           (3)          (30)         (12)
  Interest paid ..........................................       (1,651)       (1,098)        (816)
                                                               --------      --------     --------
    Net cash used in operating
       activities ........................................       (3,172)       (3,309)      (1,957)
                                                               --------      --------     --------

Cash flows from investing activities:
  Acquisition, net of cash acquired ......................          138
  Proceeds from the sale of an investment ................                        356
  Capital expenditures ...................................       (1,517)       (1,807)      (1,654)
                                                               --------      --------     --------
    Net cash used in
       investing activities ..............................       (1,379)       (1,451)      (1,654)
                                                               --------      --------     --------

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of  a private placement ................          169           540          377
  Net proceeds from exercise of stock options ............                                     273
  Proceeds derived  from a term loan .....................                        600          340
  Proceeds derived from the sale of convertible debentures                      2,200
  Proceeds derived from a credit agreement, net ..........        3,860         1,315        1,814
  Principal payments of outstanding debt obligations .....         (187)         (406)        (382)
                                                               --------      --------     --------
    Net cash provided by financing
       activities ........................................        3,842         4,249        2,422
                                                               --------      --------     --------

Net decrease in cash and cash equivalents ................         (709)         (511)      (1,189)

Cash and cash equivalents at beginning of year ...........        6,439         6,950        8,139
                                                               --------      --------     --------

Cash and cash equivalents at end of year .................     $  5,730      $  6,439     $  6,950
                                                               ========      ========     ========














          See accompanying notes to consolidated financial statements.



                                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                    (in thousands)


                                                                       Year Ended December 31,
                                                                 --------------------------------
                                                                 1998          1997          1996
                                                                 ----          ----          ----
Reconciliation of net income (loss) to net cash
 used in operating activities:

  Net income (loss) ...............................              $1,904        $  529     ($5,535)

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization ...................               1,118           882         856
  Other income ....................................                               267

Decrease (increase) in assets, net of effects
 of acquisition:
    Accounts receivable ...........................              (5,448)       (1,991)       2,227
    Inventory .....................................              (7,210)       (2,457)       1,040
    Prepaid expenses ..............................                (347)         (319)         345
    Other assets ..................................                 (47)          (77)        (110)

Increase (decrease) in liabilities, net of effects
 of acquisition:
    Accounts payable ..............................               6,381         2,926        1,472
    Deferred revenue ..............................               1,537        (1,231)       1,139
    Accrued expenses ..............................              (1,032)       (1,329)      (1,760)
    Restructuring costs ...........................                                         (1,350)
    Pension obligation ............................                 (28)         (509)        (281)
                                                                -------      --------     --------
   Net cash used in operating activities ..........             ($3,172)      ($3,309)     ($1,957)
                                                                 ======        ======       ======


Non-cash investing and financing activities:
  Fair value of assets acquired in
    connection with an acquisition ................              $4,059
  Fair value of liabilities assumed
    in connection with an acquisition .............              $5,481
  Common stock issued in connection
    with an acquisition ...........................              $  110
  Promissory note, net of imputed
    interest, issued in connection with
    an acquisition ................................              $1,600
  Common stock issued in connection
    with an employee benefit plan .................              $  154        $  160
 Common stock issued in connection with
    the conversion of a debenture .................              $   40
  Warrants issued as part of a consulting agreement              $  221        $   50





          See accompanying notes to consolidated financial statements.



                                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (in thousands, except share data)




                                                                  Additional                    Total
                                             Common Stock          Paid-in    Accumulated    Stockholders'
                                             ------------
                                            Shares    Amount       Capital     Deficit          Equity
                                            ------    ------       -------     -------          ------

Balance at December 31, 1995 .......      7,567,517   $ 76        $33,258     ($23,258)        $10,076

Issuance of shares as part of
  exercise of stock options ........        184,572      2            271                          273
Shares sold as part of a
  private placement ................        377,500      3            374                          377
Net loss ...........................                                            (5,535)         (5,535)
                                          ---------   ----         ------      -------         -------

Balance at December 31, 1996 .......      8,129,589     81         33,903      (28,793)          5,191

Shares sold as part of a
  private placement ................        635,000      6            534                          540
Issuance of warrants as part of a
  consulting agreement .............                                   50                           50
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan ........        159,561      2            158                          160

Net income .........................                                               529             529
                                          ---------   ----         ------      -------         -------

Balance at December 31, 1997 .......      8,924,150     89         34,645      (28,264)          6,470

Shares sold as part of a
  private placement ................        150,000      2            167                          169
Issuance of shares as part of
  an acquisition ...................        100,000      1            109                          110
Issuance of shares pursuant
  to conversion of debentures ......         32,000                    40                           40
Issuance of warrants as part of a
  consulting agreement .............                                  221                          221
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan ........        123,055      1            153                          154

Net income .........................                                             1,904           1,904
                                          ---------   ----         ------      -------         -------

Balance at December 31, 1998 .......      9,329,205   $ 93        $35,335     ($26,360)       $  9,068
                                          =========   ====        =======      =======        ========






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

     The Company, using its marketing resources and expertise, is engaged in the design, development, production and assembly of in-store, or point-of-purchase, marketing and merchandising fixture and display systems. The Company's operations are conducted principally through five operating wholly-owned subsidiaries being respectively HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Schutz International, Inc. ("HMG Schutz") and HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith"). The Company conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

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

     Inventory: Inventory, consisting principally of merchandising display components, is stated at the lower of cost or market on a standard cost basis which approximates average cost. Costs incurred in the design, development and engineering of merchandising fixtures and display programs, including salaries and preproduction expenses, are capitalized as part of work-in-process inventory (see Note 3).

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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies  (continued)

     Excess of Cost Over Fair Value of Assets Acquired: The excess of cost over fair value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years for acquisitions consummated prior to 1998 and over fifteen years for the acquisition consummated in 1998. Related amortization expense was approximately $438,000, $408,000 and $408,000, for the years ended December 31,1998, 1997 and 1996, respectively (see Note 2). The periods of amortization are reviewed on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair value of assets acquired relates. The excess of cost over fair value of assets acquired will be written off if it becomes evident that it has been permanently impaired.

     Fair Value of Financial Instruments: The fair value of the revolving credit facility, promissory note, term loans and convertible debentures approximates carrying value due to the short maturities.

     Foreign Currency Translation: The functional currency of HMG Griffith is the Canadian Dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Income and expense items are translated at the average exchange rates during the respective periods. All translation adjustments realized by the Company during 1998, which in total were not material, were charged to operations.

     Revenue Recognition: Revenue is recognized when a merchandise fixture or display system is shipped and when marketing consulting services are performed.

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

     Earnings Per Share: Earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Common shares issuable upon exercise of stock options and warrants are included in the computation of diluted earnings per share, unless they are anti-dilutive (see
Note 8), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128.

     Employee Benefit Plans: The Company and its subsidiaries sponsor a series of defined benefit and defined contribution plans for its union and non-union employees. For the defined benefit plans, the Company has adopted SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and SFAS No. 132 "Employers' Disclosures About Pensions and Other Post-retirement Benefits" (see Note 6).

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1 - Organization and Significant Accounting Policies  (continued)

     Accounting for Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements (see Note 8).


Note 2 - Acquisition of HMG Schutz Operations

     Effective August 1, 1998, the Company consummated the acquisition of the business of HMG Schutz, a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.6 million Promissory Note, as adjusted, net of imputed interest of $278,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest at the prime rate per annum, over five years. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. To date, the Company has recorded aggregate contingent payments of $179,000 pursuant to the terms of the Purchase Agreement. The Company also acquired an option to purchase at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

     The Company recorded the assets and liabilities of HMG Schutz based upon their estimated fair market values as of the acquisition date. Additionally, the Company recorded $1.4 million as the excess of cost over the fair market value of assets acquired. At August 1, 1998, the financing and the acquisition of the fair market value of the assets acquired of HMG Schutz was as follows:

                                                               Amount
                                                               ------
                                                           (in thousands)

     Consideration:
       Promissory note                                        $1,600
       Issuance of 100,000 shares of Common Stock                110
       Contingent payments earned in 1998                        179
       Transaction costs and related expenses                    778
                                                              ------
                                                               2,667
     Fair market value of assets acquired                      1,245
                                                               -----
     Excess cost over fair market value of assets acquired    $1,422
                                                              ======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2 - Acquisition of HMG Schutz Operations (continued)

     The Pro Forma Statement of Operations of the Company, giving effect to the acquisition, (i) for the year ended December 31, 1998 combine the unaudited historical Statement of Operations of HMG Schutz and the Company for such period as if the acquisition were consummated on January 1, 1998, and (ii) for the year ended December 31, 1997 combine the historical Statement of Operations of HMG Schutz and the Company for such period as if the acquisition were consummated on January 1, 1997. These Pro Forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future.

                                       Pro Forma for the Year Ended December 31,
                                       -----------------------------------------
                                                 1998                1997
                                                 ----                ----
                                           (in thousands, except per share data)

     Net revenues                              $77,205             $67,903
     Cost of revenues                           55,168              48,789
                                               -------             -------
      Gross profit                              22,037              19,114
     Selling, general and
       administrative expenses                  19,926              20,696
                                               -------             -------
      Income (loss) from operations              2,111              (1,582)
     Interest income                               274                 323
     Interest expense                           (1,718)             (1,359)
     Other income                                   13                 267
                                               -------             -------
      Income (loss) before income taxes            680              (2,351)
     Provision for income taxes                    (27)               -
                                               -------             -------
       Net income (loss)                       $   653            ($ 2,351)
                                               =======             =======

     Basic earnings per share
       Net income (loss) per common shares     $  0.07            ($  0.27)
                                               =======             =======

       Weighted averaged number of
         common shares outstanding               9,152               8,738
                                               =======             =======

     Diluted earnings per share
       Net income (loss) per common and
       common equivalent shares                $  0.07            ($  0.27)
                                               =======             =======

       Weighted average number of
         common and common
         equivalent shares                       9,152               8,738
                                               =======             =======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Inventory

     Inventory consisted of the following components at December 31, 1998 and 1997:

                                             December 31,
                                        --------------------
                                        1998          1997
                                        ----          ----
                                             (in thousands)

     Finished goods                    $ 3,549      $ 1,210
     Work-in-process                     3,789        1,015
     Raw materials                       7,997        4,446
                                       -------      -------
                                       $15,335      $ 6,671
                                       =======      =======


Note 4 - Property and Equipment

     The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at December 31, 1998 and 1997:

                                        December 31,
                                        ------------
     Description                     1998        1997     Estimated Useful Life
     -----------                     ----        ----     ---------------------
                                       (in thousands)
     Land                           $   528    $   528
     Buildings and improvements       2,876      2,829      40 years
     Equipment                        2,047      1,511      3-7 years
     Furniture and fixtures             911        243      5 years
     Leasehold improvements             518        483      Lesser of lease term
                                                            or eight years
     Tooling                          1,983        952      3-10 years
                                     ------    -------
                                      8,863      6,546
     Less:  accumulated
       depreciation and
       amortization                   2,544      1,864
                                    -------    -------

                                    $ 6,319    $ 4,682
                                    =======    =======

     Depreciation and amortization expense for property and equipment for the years ended December 31, 1998, 1997 and 1996 was approximately $680,000, $474,000 and $448,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Long-term Obligations

     Long-term obligations at December 31, 1998 and 1997 are as follows:

                                         December 31,
                                     ------------------
                                     1998          1997
                                     ----          ----
                                       (in thousands)
     Revolving credit facility      $14,614      $10,754
     Term loan                          678          866
     Promissory note                  1,600         -
     Convertible debentures           2,160        2,200
                                     -------     -------
                                     19,052       13,820
     Less: current maturitie         14,801       10,942
                                    -------      -------
                                    $ 4,251      $ 2,878
                                     =======     =======

Revolving Credit Facility

     On November 22, 1996, the Company consummated a $17.0 million three year Loan and Security Agreement, as amended, ("Credit Agreement") with a financial institution in the form of a revolving credit facility and a term loan. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash, cash equivalents and marketable securities.. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 3/4% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things, restrict (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets.

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. The balance outstanding on the term loan component of the Credit Agreement at December 31, 1998 and 1997 was $678,000 and $866,000, respectively.

     Prior to November 22, 1996, the Company maintained a credit facility with a bank which provided for a secured revolving line of credit which advanced up to the lesser of 80% of eligible accounts receivable and the Company's cash and cash equivalents and marketable securities, or $10.0 million. Borrowing under the prior credit facility were charged interest at either the bank's prime rate plus 1% per annum or the Eurodollar rate plus 2% per annum and required the Company to pay a quarterly commitment fee at a rate of one half of 1% per annum of the average unused amount of funds available.

     The average balance outstanding under the Company's credit agreements for the years ended December 31, 1998, 1997 and 1996 was approximately $17.2 million, $10.9 million and, $8.8 million, respectively, at the weighted average interest rate of 9.7%, 9.6% and 8.6%, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Long-term Obligations (continued)

Convertible Debentures
     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures bear interest at the rate of 10% per annum and are convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. The Company may prepay the Debentures, on 30 days prior notice, at such time as the average closing price of the Common Stock exceeds $1.75 per share for a 30 day period prior to notice of such prepayment provided that the Conversion Shares have been registered under the Securities Act at the time of such prepayment. In December 1998, $40,000 of Debentures were converted into 32,000 shares of Common Stock at the election of the debenture holders. Subsequent to December 31, 1998, the balance of the debentures were converted pursuant to their terms (see Note 15).

     At December 31, 1998, future minimum payments under the Company's long term obligations, excluding the effects of the conversion of the Debentures in February 1999, are as follows:

                           Year                            Amount
                           ----                            ------
                                                        (in thousands)
                           1999                            $  187
                           2000                               187
                           2001                               277
                           2002                               320
                           2003                               320
                           Thereafter                         800
                                                           ------
                                                           $2,091
                                                           ======

Note 6 - Employee Benefit Plans

     The Company and its subsidiaries sponsor a series of defined benefit and defined contribution employee benefit plans covering both union and non-union personnel. A summary of each of these sponsored plans follows:

HMG Intermark Pension and Health Care Plans
     HMG Intermark sponsors a defined benefit plan ("Pension Plan") and a post retirement plan for certain health care benefits ("Health Care Plan") covering all union employees pursuant to agreements between HMG Intermark and Local 241 of the National Federation of Independent Unions.

     Pursuant to the terms of the Pension Plan, HMG Intermark's union employees, with dates of hire prior to April 1, 1996, generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 6-3/4%. HMG Intermark union employees with dates of hire subsequent to March 31, 1996 are not eligible for retirement benefits pursuant to the terms of this Pension Plan. Alternatively, such post March 31, 1996 hirees and all other HMG Intermark union employees are covered, effective January 1, 1997, by the HMG Intermark Capital Accumulation Plan, a defined contribution plan qualifying under the IRC Section 401(k). The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. Additional discretionary contributions can be made at the option of HMG Intermark.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Employee Benefit Plans  (continued)

     The following is a summary of the components of defined benefit pension costs for the periods ending December 31, 1998, 1997 and 1996 and the accumulated pension obligation of HMG Intermark at December 31, 1998 and 1997:


                                               For the Years Ended December 31,
                                               --------------------------------
                                                   1998        1997      1996
                                                   ----        ----      ----
                                                          (in thousands)
  Net periodic cost
  Service cost - benefits earned during
    the period with interest                      $   42      $  41     $ 45
  Interest cost on accumulated
    benefit obligation                               345        342      341
 Expected return on assets                          (302)      (257)    (215)
                                                  ------      -----    -----
    Net periodic pension cost                     $   85       $126     $171
                                                  ======      =====     ====


                                                      December 31,
                                                      ------------
                                                   1998         1997
                                                   ----         ----
                                                    (in thousdands)
Accumulated pension obligation:
  Benefit obligation at beginning of year          $5,129     $5,083
  Service costs                                        42         41
  Interest costs                                      345        342
  Actuarial loss                                       86         38
  Benefits paid                                      (385)      (375)
                                                   ------     ------
    Vested benefits obligation at end of year       5,217      5,129
                                                   ------     ------
  Fair value of plan assets at beginning of year    3,829      3,230
  Actual return on plan assets                        594        613
  Employer contribution                               302        361
  Benefits paid                                      (385)      (375)
                                                  -------     ------
    Fair market value of plan assets at end of year 4,340      3,829
                                                  -------     ------
  Funded status                                      (877)    (1,300)
    Unrecognized net actual gain                     (355)      (148)
                                                  -------     ------
    Accrued pension benefit obligation             (1,232)    (1,448)
    Less: current portion                              85        273
                                                  -------     ------
    Pension obligation - long-term               ($ 1,147)   ($1,175)
                                                  =======     ======

     Pursuant to the terms of the Health Care Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 1998 and 1997, the Company has included as a component of other long-term liabilities approximately $326,000 and $329,000, respectively, relating to the unfunded Health Care Plan obligation. The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 6-3/4% and (iii) a gross medical cost increase of an average of 9% for the next five years and 6% increase thereafter.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Employee Benefit Plans  (continued)

     The following is a summary of the components of the Health Care Plan costs for the periods ended December 31, 1998, 1997 and 1996 and the accumulated health care obligation of HMG Intermark at December 31, 1998 and 1997:

                                              For the Years Ended December 31,
                                              --------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                       (in thousands)
  Net periodic cost:
   Service cost - benefits earned during
     the period with interest                      $  3       $   6        $  5
   Interest cost on accumulated benefit obligation   21          32          33
   Recognized net actuarial (gain) loss              (2)          7           6
                                                  ------      -------    ------
       Net periodic health care cost               $ 22       $  45        $ 44
                                                   ====       =====        ====


                                                      December 31,
                                                      ------------
                                                  1998        1997
                                                  ----        ----
                                                    (in thousands)
Accumulated health care obligation:
  Benefit obligation at beginning of year          $327       $489
  Service costs                                       3          3
  Interest costs                                     21         32
  Actuarial gain                                    (32)      (150)
  Benefits paid                                     (37)       (50)
                                                   ----       ----
    Benefit obligation at end of year               282        327
  Employer contribution                              37         50
  Benefits paid                                     (37)       (50)
                                                   ----       ----
    Funded status                                  (282)      (327)
  Unrecognized net actuarial gain                   (82)       (52)
                                                   ----       ----
     Accrued health care obligation                (364)      (379)
     Less: current portion                           38         50
                                                   ----       ----
     Health care obligation - long-term           ($326)     ($329)
                                                   ====       ====

     At December 31, 1998, the effect of a 1% increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest components of net periodic post-retirement health care benefits cost and the accumulated post-retirement benefit obligation is an increase of $2,000 and $17,000, respectively.

Capital Accumulation Plan

     The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC Section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan subject to Internal Revenue Code limitations. In addition the HMG Worldwide Corporation Capital Accumulation Plan and Trust provides an employer matching provision whereby the Company contributes fifty cents for every dollar of employee contribution up to 6% of base compensation. Company contributions of approximately $145,000, $149,000 and $155,000 were made and charged to operations for the years ended December 31 1998, 1997 and 1996 respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Employee Benefit Plans  (continued)

     The HMG Worldwide Corporation Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes up to 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $161,000, $154,000 and $160,000 were made and charged to operations for the years ended December 31, 1998, 1997 and 1996, respectively. The plan also allows the Company to make discretionary contributions at the end of the plan year. The Company did not make any discretionary contributions for these years.

Multi-Employer Benefit Plans

     For the year ended December 31, 1996, HMG participated in two multi-employer benefit plans covering all union employees pursuant to agreements between HMG and Local 2682, United Brotherhood of Carpenters and Joiners. These plans were defined benefit plans; however, specific benefit levels were not negotiated with, or known by the employer. The pension plan required HMG to contribute 6% of each employee's wages, excluding overtime, on a monthly basis. Pension plan contributions of approximately $82,000 were made and charged to operations for the year ended December 31, 1996. The welfare plan required HMG to make a specified contribution for each employee per month and for each hour for all regular and overtime hours worked. Welfare plan contributions of approximately $142,000 was made and charged to income during the periods noted above. Subsequent to the closing of HMG's New Jersey manufacturing facility effective December 31, 1996, the Company is no longer participating in these plans.


Note 7 - Income Taxes

     The components of the provisions for income taxes are as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                        (in thousands)
        Current:
           State and local                        $ 31        $ 42        $ 12
                                                  ----        ----        ----
                                                    31          42          12
                                                  ----        ----        ----

        Deferred:
           Federal                                  -          -            -
           State and local                          -          -            -
                                                  ----        ----        ----
                                                    -          -            -
                                                  ----        ----        ----
                                                  $ 31        $ 42        $ 12
                                                  ====        ====        ====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7 - Income Taxes (continued)

     The following is a summary of the significant components of the Company's deferred taxes:

                                                     December 31,
                                                     ------------
                                                    1998        1997
                                                    ----        ----
                                                     (in thousands)
     Deferred taxes:
       Net operating loss carry forwards          $15,404     $10,662
       Accruals not currently deductible               89         138
       Inventory capitalization                        54           9
       Depreciation                                   757         434
       Other                                          193         149
                                                  -------     -------
         Subtotal                                  16,497      11,392
     Less: Valuation allowance                    (16,497)    (11,392)
                                                  -------     -------
       Net deferred taxes                         $  -        $  -
                                                  =======     =======

     At December 31, 1998, the Company had net operating loss carry forwards of approximately $34.6 million which expire during the years 2001 through 2013.

     A reconciliation of the tax provisions and amounts computed by applying the federal income tax rate of 35% to the income (loss) before income taxes is as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                         (in thousands)
  Computed tax benefit, net of
    valuation allowance                           $ -         $ -         $ -
  State and local income taxes                      31          42          12
                                                  ----        ----        ----
                                                  $ 31        $ 42         $12
                                                  ====        ====         ===

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Common Stock

     In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale up to 2 million shares of Common Stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, as of December 31, 1997 the Company sold an aggregate of 1,012,500 shares of its Common Stock at $1.00 per share from which it derived net proceeds of approximately $917,000. Contemporaneous with the HMG Private Placement, in December 1996 the Company derived net proceeds of approximately $272,000 through the exercise of stock options for which the Company issued 184,572 shares. For the year ended December 31, 1998, the Company sold an aggregate of 150,000 shares of its Common Stock pursuant to a private placement from which it derived net proceeds of approximately $169,000 and the Company issued 100,000 shares of its Common Stock, valued at $110,000, pursuant to the Purchase Agreement of HMG Schutz. Additionally, for the years ended December 31, 1998 and 1997, the Company contributed 123,055 and 159,561 shares of Common Stock, respectively, valued at $1.25 and $1.00 per share, respectively, to the HMG Worldwide Corporation Capital Accumulation Plan. In December 1998, $40,000 of debentures were converted into 32,000 shares of Common Stock at the election of the debenture holders.

     The Company maintains six stock option plans ("Stock Option Plans") which have been adopted by the Board and subsequently approved by its stockholders. The total number of shares reserved and available under the Stock Option Plans are 3,253,012 shares. During 1997, the Company issued 210,000 incentive-based stock options and 250,000 stock warrants outside of the Stock Option Plans. The stock options were granted to certain employees and directors of the Company. In addition, the Company issued 50,000 warrants exercisable at $1.00 per warrant in connection with the purchase of certain assets for the Company's Canadian office. The Company also issued an aggregate of 226,000 warrants exercisable at $1.25 per warrant to Ivan Berkowitz, a director to the Company, and an associate in connection with the Company's Private Placement of the Debentures and other financial consulting services performed on behalf of the Company. During 1998, the Company issued 175,000 incentive based stock options outside the Stock Option Plan to certain employees and directors of the Company. Additionally, as part of the acquisition and refinancing activities sponsored by the Company, the Company recorded a $221,000 increase to additional paid in capital, using the Black Scholes option pricing model, for the issuance of 650,000 warrants to acquire the Company's Common Stock at an average exercise price of $1.10 per share. Of such warrants, 31,250 warrants were issued to Ivan Berkowitz.

     The following is a summary of stock option and warrant transactions for the years ended December 31, 1998, 1997 and 1996:
                                                 1998        1997        1996
                                                 ----        ----        ----
Options and warrants outstanding at January 1  3,078,828   2,427,328  2,031,450
Incentive options granted at $1.00                           480,950
Incentive options granted at $1.25               305,500                599,450
Incentive options granted at $1.375                          120,000
Incentive options granted at $1.50                75,000
Incentive options granted at $1.75               385,000
Incentive options granted at $2.00
Incentive options granted at $2.50                75,000
Warrants granted at $1.00                                     50,000
Warrants granted at $1.063                       250,000
Warrants granted at $1.125                       400,000
Warrants granted at $1.25                                    226,000
Warrants granted at $2.00                                                50,000
Options exercised                                                      (184,572)
Options canceled                                 (10,900)   (225,450)   (69,000)
                                               ---------   ---------  ----------
                                               4,558,428   3,078,828  2,427,328
                                               =========   =========  =========

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Common Stock (continued)

     At December 31, 1998, the Company has 173,300,  507,450,  250,000, 400,000,
1,130,450,  150,000,  75,000,  40,200,  1,322,028,  385,000,  50,000  and 75,000
options  outstanding  exercisable  at $0.9375,  $1.00,  $1.063,  $1.125,  $1.25,
$1.375,  $1.50, $1.56, $1.625,  $1.75, $2.00 and $2.50 per share,  respectively.
The weighted average exercise price and period of exercise of all outstanding stock options and warrants at December 31, 1998 and 1997 was $1.38 per share and
6.2 years, respectively, and $1.35 per share and 6.6 years, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SAS No. 123. The weighted average fair value of options granted during 1998, 1997 and 1996 was $0.35, $0.25 and $0.31 per share, respectively. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 5.2%; volatility factor of expected market price of the Company's Common Stock of 43% and a weighted average expected life of the option of 6.2 years. Under the provisions of SFAS No. 123, the Company's pro forma compensation expense arising from the grant of stock options for the year ended December 31, 1998 was approximately $351,000 and pro forma net income, basic earnings per share and dilutive earnings per share would have been approximately $1.6 million, $0.17 per share and $0.16 per share, respectively. For the year ended December 31, 1997, pro forma compensation expense was approximately $111,000 and pro forma net income, basic earnings per share and diluted earnings per share would have been $418,000, $0.05 per share and $0.02, respectively. For the year ended December 31, 1996, pro forma compensation expense was approximately $160,000 and pro forma net loss and basic and diluted net loss per share would have been approximately $5.7 million and $0.75 per share, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Common Stock (continued)

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 1998 and 1997:

                                     For the Year Ended December 31, 1998
                                     ------------------------------------
                                 Income         Shares          Per Share
                               (Numerator)    (Denominator)       Amount
                               -----------    -------------       ------
                                  (in thousands, except per share data)

Net income ..................     $1,904
                                  ======

Basic earnings per share
  Income available to

    common stockholders .....     $1,904         9,094          $0.21
                                                                =====

Effect of dilutive securities
  10% convertible debentures         165         1,320
  Stock options and warrants         -             298
                                  ------        ------

Diluted earning per share
  Income available to common
    stockholders ............     $2,069        10,712          $0.19
                                  ======        ======          =====

                                     For the Year Ended December 31, 1997
                                     ------------------------------------
                                 Income          Shares         Per Share
                               (Numerator)    (Denominator)       Amount
                               -----------    -------------       ------
                                      (in thousands, except per share data)

Net income ..................     $  529

Basic earnings per share
  Income available to
    common stockholders .....     $  529         8,638          $0.06
                                                                =====

Effect of dilutive securities
  Stock options and warrants         -           2,568
                                  ------        ------

Diluted earning per share
  Income available to common
    stockholders ............     $  529        11,206          $0.05
                                  ======        ======          =====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 9 - Lease Commitments

     The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At December 31, 1998, future minimum payments under noncancellable operating leases are as follows:

                           Year                           Amount
                           ----                           ------
                                                      (in thousands)
                           1999                           $1,106
                           2000                            1,035
                           2001                              946
                           2002                              793
                           2003                              226
                           Thereafter                          4
                                                          ------
                                                          $4,110
                                                          ======

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1.3 million, $800,000 and $1.6 million, respectively.


Note 10 - Significant Clients

     Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                             1998    1997     1996
                                             ----    ----     ----
     Procter & Gamble Co.                     12%     12%      17%
     CVS/Pharmacy, Inc.                       11%
     Bristol Meyers Squibb, Co.                       12%
     Wal*Mart Stores, Inc.                            11%      11%
     Sara Lee Corporation                                      12%


Note 11 - Foreign Operations

     The Company opened an office in Toronto, Canada effective July 1, 1997. For the year ended December 31, 1998 and the six months ended December 31, 1997, the Company generated revenues of approximately $3.5 million and $494,000, respectively, realized income from operations of $218,000 and incurred a loss from operations of $31,000, respectively, and had identifiable assets of $1.7 million and $447,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 12 - Acquisition of HMG Intermark and Long-Term Supply Contract with Foster Grant

     Pursuant to a Purchase Agreement dated September 30, 1995, the Company consummated a series of transactions with Benson Eyecare Corporation ("Benson") whereby Benson's Foster Grant subsidiary entered into the in-store merchandising display Supply Contract with the Company and the Company acquired Benson's merchandising display operations, now known as HMG Intermark.

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


Note 13 - Related Party Transactions

     For the years ended December 31 1998, 1997 and 1996, the Company incurred a total of approximately $170,000, $433,000 and $200,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.


Note 14 - Commitments and Contingent Liabilities

     The Company from time to time is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     In April 1984, HMG entered into an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended December 31, 1998, 1997 and 1996, approximately $112,000, $26,000 and $234,000, respectively, related to this agreement were charged to operations.

     The Company is potentially subject to significant concentrations of credit risk on its cash and short-term investments (cash equivalents) and accounts receivable. Short-term investments are in commercial paper of corporations with high credit ratings and securities of U.S. Government agencies and are held by one financial institution with a high credit standing. Receivables, which under normal trade terms are not secured, are from a large number of retail and consumer products companies. The three customers with the largest balances account for approximately 30% of accounts receivable at December 31, 1998.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15 - Subsequent Events

     In February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures.

     On February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1998.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company are as follows:

                                                                      Associated
                                                                       with the
                                                                        Company
Name                       Age          Offices Held                     Since
----                       ---          ------------                     -----

Michael Wahl               61           Chairman of the Board and        1984
                                        Chief Executive Officer

Andrew Wahl                38           President and Director           1984

Robert V. Cuddihy, Jr.     39           Executive Vice President,        1987
                                        Chief Operating Officer,
                                        Chief Financial Officer
                                        and Director

L. Randy Riley             47           Executive Vice President and     1993
                                        Director

Herbert F. Kozlov          46           Secretary and Director           1988

Ivan Berkowitz             53           Director                         1998

Lawrence J. Twill, Sr.     61           Director                         1987


     MICHAEL WAHL has been a Director of the Company since its inception in May 1984. Mr. Wahl became the Company's Chairman and Chief Executive Officer, effective October 1, 1993. Since 1984, Mr. Wahl has served as the Chairman of the Board of the Company. Since May 1986, Mr. Wahl has also served as the Chief Executive Officer of the Company. Mr. Wahl served as the President of HMG from 1976 to April 1986.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that through December 31, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1998, 1997 and 1996 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 1998.


                                              Summary Compensation Table

                                                                         Long-Term Compensation
                                                                         ----------------------
                                    Annual Compensation                    Awards              Payouts
                                    -------------------                    ------              -------
                                                       Other                      Number of               All
Name and                                               Annual        Restricted   Securities   Long-Term  Other
Principal                                              Compen-       Stock        Underlying   Incentive  Compen-
Position                   Year     Salary    Bonus    sation (1)    Awards       Options      Payouts    sation
---------                  ----     ------    -----    ----------    ------       -------     ---------- ---------

Michael Wahl               1998     $250,000  $    -                             60,000
  Chief Executive          1997     $250,000  $    -                             35,000
  Officer                  1996     $250,000  $    -                            140,000

Andrew Wahl                1998     $250,000  $    -                             60,000
  President                1997     $250,000  $    -                             35,000
                           1996     $250,000  $    -                            140,000

Robert V. Cuddihy, Jr.     1998     $250,000  $    -                             60,000
  Chief Operating Officer  1997     $250,000  $    -                             35,000
  Chief Financial Officer  1996     $200,000  $    -                             70,000

L. Randy Riley             1998     $250,000  $149,022 (2)                       60,000
  Executive Vice President 1997     $250,000  $    -                             35,000
                           1996     $250,000  $  70,000                         129,450


(1)Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.
(2)Messrs Riley received in 1998 incentive compensation of $149,022 based upon his marketing and sales initiatives as established by the Board of Directors.


     Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 1998 and prior years under the Company's Stock Option Plans.




                              Aggregated Option Exercises in Last Fiscal Year
                                     and Fiscal Year End Option Values

                                           Number of Securities
                  Number of                Underlying Unexercised    Value of Unexercised
                  Shares                   Options at                In-the-Money Options
                  Acquired                 December 31, 1998         at December 31, 1998
                                           ------------------------  --------------------------
                  on           Value                        Unexer-                     Unexer-
Name              Exercise     Realized    Exercisable      cisable   Exercisable       cisable
----              --------     --------    -----------      -------   -----------       -------

Michael Wahl                                  694,828                      $383,960

Andrew Wahl                                   616,750                      $396,222

Robert V.
 Cuddihy, Jr.                                 318,850                      $229,743

L. Randy Riley                                318,850                      $215,325



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

     Compensation levels afforded to Michael Wahl, Andrew Wahl, Robert V. Cuddihy, Jr., L. Randy Riley and to the Company's other executive officers are based in substantial part upon a comparative evaluation by the Company's Board of Directors of each such person's functional responsibility and performance in that particular aspect of the Company's operations for which each is responsible.

     During 1998, the Board approved the grant of stock options, to a number of employees, including executive officers. The grant of options were approved after considering the Company's continued expansion in 1998 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses resulted in the Company's eighth consecutive quarterly profit. Net revenues increased 47.8% to $68.5 million for the year ended December 31, 1998. The Company generated net income of $1.9 million, or $0.21 basic earnings per share, in 1998 as compared to $529,000, or $0.06 basic earnings per share, for the year ended December 31, 1997.

     For the year ended December 31, 1998, the Board noted that the Company and its executive management accomplished the following: (i) consummated the acquisition of the business of Schutz International, Inc., now known as HMG Schutz, a Chicago-based point-of-purchase company, effective August 1, 1998,
(ii) issued a Promissory Note for $1.6 million, net of imputed interest of $278,000 and issued 110,000 shares of its Common Stock valued at $110,000, for the purchase of HMG Schutz and the Company agreed to make certain future contingency payments based upon revenues generated by HMG Schutz, (iii) acquired an option to purchase for $2.3 million the HMG Schutz office and warehouse facilities, (iv) further expanded the Company's Reading, Pennsylvania manufacturing facilities to include a third 60,000 square foot warehouse and distribution center, (v) relocated and expanded the Canadian operations through HMG Griffith, to a new 25,000 square foot office, production and distribution center and (vi) continued to focus on retail innovation and client service to expand the revenue base with both retailers and brand manufacturers.

     In addition, in February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures. In addition, on February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together.






     March 1, 1999
                             Michael Wahl - Chairman      Herbert F. Kozlov
                             Andrew Wahl                  Robert V. Cuddihy, Jr
                             Ivan Berkowitz               L. Randy Riley
                             Lawrence J. Twill, Sr.

Performance Graph

     The following graph compares the yearly change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.


                   1/1/94    12/31/94    12/31/95   12/31/96  12/31/97  12/31/98
                   ------    --------    --------   --------  --------  --------
HMG Worldwide        $100      $  35       $  31       $ 12     $  13     $ 21

Nasdaq US            $100      $  98       $ 138       $170      $209     $293

Nasdaq Non-Financial $100      $  96       $ 134       $163      $191     $280

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

     Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1998 were approximately $170,000.

     Lawrence J. Twill, Sr., a director of the Company, is Chairman of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of March 19, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:

Name and Address of                          Number of       Approximate
Beneficial Holder                            Shares(1)       Percentage of Class
-----------------                            ---------       -------------------

Michael Wahl                                 1,376,725 (2)          11.7%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl                                    957,803 (3)           8.2%
475 Tenth Avenue
New York, NY 10018

Robert V. Cuddihy, Jr.                         459,408 (4)           4.0%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                              305,476 (5)           2.7%
529 Fifth Avenue
New York, NY  10017

L. Randy Riley                                 429,194 (6)           3.8%
475 Tenth Avenue
New York, NY  10018

Lawrence J. Twill, Sr.                         186,150 (7)           1.7%
111 East 30th Street (16A)
New York, NY  10016

Gilmour 1994 Jersey Trust                      972,222 (8)           8.8%
7 Bond Street
St. Helier
Jersey, Channel Island

State of Wisconsin Investment Board            740,000               6.7%
P.O. Box 7842
Madison, WI  53707

Great Court Analysis LLC                       640,000 (9, 10)       5.8%
5150 Overland Avenue
Culver City, CA 90230

Wynnefield Partners Small Cap Value L.P.       617,000               5.6%
One Penn Plaza
Suite 4720
New York, NY 10119

Ivan Berkowitz                                 234,250 (9, 10)       1.8%
1790 Broadway
Suite 1500
New York, NY 10009

All executive officers                       4,589,006 (11)         33.4%
and directors as a group
(7 persons)

(1) Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 19, 1999. Except as otherwise indicated, the persons named herein have sole voting and disposition power with respect to the shares beneficially owned.
(2)   Includes 694,828 shares issuable upon exercise of options.
(3)   Includes 611,750 shares issuable upon exercise of options.
(4)   Includes 318,850 shares issuable upon exercise of options.
(5)   Includes 287,600 shares issuable upon exercise of options.
(6)   Includes 318,850 shares issuable upon exercise of options.
(7)   Includes 175,400 shares issuable upon exercise of options.
(8) The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(9) Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 640,000 shares.
(10) Includes 203,000 shares issuable upon exercise of options and warrants. Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 640,000 shares
(11) Includes 2,641,528 shares issuable upon exercise of options and warrants owned by such executive officers and directors.

Item 13.      Certain Relationships and Related Transactions.

     In 1994, the Company advanced $250,000 to Robert V. Cuddihy, Jr., an officer and Director. Such amount is due to be repaid in one installment due January 1, 2000. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. Mr. Cuddihy made aggregate prepayments for the period 1995 - 1998 of $208,854, plus accrued interest. At December 31, 1998, the unpaid balance of such advance was $41,146.

     In 1995, the Company advanced $100,000 to Andrew Wahl, an officer and Director. Such amount is due to be repaid in one installment due January 1, 2000. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, 1997 and 1998, Mr. Wahl made prepayments of $25,000, $20,000 and $25,000, respectively. At December 31, 1998, the unpaid principal balance of such advance was $30,000 and no interest was paid during 1998.

     Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1998 were approximately $170,000.

     Lawrence J. Twill, Sr., a director of the Company, is President of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

     (2)  Financial Statement Schedule.
              Schedule II - Valuation and Qualifying Accounts and Reserves

     (3)  Exhibits

     Exhibit
     Number       Description of Exhibit
     ------       ----------------------

      3(a)  Certificate of Incorporation, as amended (6)
       (b)  By-laws(1)
     10(a)  1986 Stock Option  Plan(1)*
       (b)  1991 Stock Option  Plan(2)*
       (c)  1993 Stock Option  Plan(3)*
       (d)  1997 Stock Option  Plan(4)*
       (e)  1998 Stock Option  Plan(5)*
       (d) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 12th Floor at 475 Tenth Avenue, New York, New York(6)
       (e) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 8th Floor at 475 Tenth Avenue, New York, New York(6)
       (f) Employment Agreement, dated April 30, 1993, between Registrant, Marlboro Marketing, Inc., a New York corporation, and Michael Wahl(3)*
       (g) Stock Purchase Agreement, dated as of September 30, 1995, between Benson Eyecare Corporation and Intermark Corp (7)
       (h) Display Purchase Agreement, dated as of September 30, 1995, between HMG Worldwide In-Store Marketing, Inc., and Foster Grant Group L.P. and Benson Eyecare Corporation (7)
       (i) Loan and Security Agreement between Congress Financial Corporation and Registrant dated November 22, 1996 (9)
       (j)  Issuance of $2.2 million, 10% convertible debentures (8)
       (k) Asset Purchase Agreement, dated August 1, 1998 between HWO Ventures, Inc. And Registrant (10) (l) Issuance of $5.0 million, 7% convertible debentures (11)
     21  Subsidiaries of the Registrant     (6)
     23  Consents of Friedman Alpren & Green LLP
     27  Financial Data Schedule

(1) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated November 25, 1986, and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated February 7, 1992, and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated September 7, 1993, and incorporated herein by reference.
(4) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated July 8, 1997, and incorporated herein by reference.
(5) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated October 7, 1998, and incorporated herein by reference.
(6) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-2 dated August 9, 1994 (File No. 33-44832) and incorporated herein by reference.
(7) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference.

(8) Denotes document filed as on exhibit to Registrant's Form 8-K dated October 31, 1997 and incorporated herein by reference.
(9) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1997, and incorporated herein by reference.
(10) Denotes document filed as an exhibit to Registrants Form 8-K dated August 12, 1998 and incorporated herein by reference
(11) Denotes document filed as on exhibit to Registrant's Form 8-K dated March 22, 1999 and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HMG WORLDWIDE CORPORATION

Date: March 27, 1999                         By:/s/Robert V. Cuddihy, Jr.
                                                -------------------------
                                                  Robert V. Cuddihy, Jr.
                                                  Executive Vice President Chief
                                                  Operating Officer, Principal
                                                  Accounting and Chief Financial
                                                  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


/s/Michael Wahl
---------------------------      Chairman of the                  March 27, 1999
Michael Wahl                     Board and Chief
                                 Executive Officer


/s/Andrew Wahl
---------------------------      President and                    March 27, 1999
Andrew Wahl                      Director


/s/Robert V. Cuddihy, Jr.
---------------------------      Executive Vice                   March 27, 1999
Robert V. Cuddihy, Jr.           President Chief Operating
                                 Officer, Principal Accounting and
                                 Chief Financial Officer
                                 and Director

/s/L. Randy Riley
---------------------------      Executive Vice                   March 27, 1999
L. Randy Riley                   President and
                                 Director


/s/Ivan Berkowitz
---------------------------      Director                         March 27, 1999
Ivan Berkowitz


/s/Herbert F. Kozlov
---------------------------      Director                         March 27, 1999
Herbert F. Kozlov


/s/Lawrence J. Twill, Sr.
---------------------------      Director                         March 27, 1999
Lawrence J. Twill, Sr.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


The following financial statement schedule is filed as part of this Report:


                                                                           PAGE
                                                                           ----

     Independent Auditors' Report                                           A-2

     Schedule II - Valuation and Qualifying Accounts and Reserves           A-3

Schedule other than the one listed are omitted as not required or applicable.

               INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION


     We have audited, in accordance with generally accepted auditing standards, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this Form 10-K, and have issued our report thereon dated March, 24 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the information set forth therein in relation to the basic financial statements taken as a whole.




                                                     FRIEDMAN ALPREN & GREEN LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 24, 1999



                                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                                      SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                    (in thousands)





                                         Additions/
                                         Deductions
                            Balance at   Charged to   Charged to                   Balance
                            Beginning    Costs and    Other                        at End
                            of Period    Expenses     Accounts     Deductions(a)   of Period
                            ---------    --------     --------     -------------   ---------
Year ended
 December 31, 1998:

  Allowance for doubtful
   accounts                    $273         $100       $100 (b)     ($20)            $453
                               ====         ====       ====          ===             ====

Year ended
 December 31, 1997:

  Allowance for doubtful
   accounts                    $577        ($285)      $ -          ($19)            $273
                               ----         ====       ====          ===             ====

Year ended
 December 31, 1996:

   Allowance for doubtful
   accounts                    $596         $ 64       $ -          ($83)            $577
                               ====         ====       ====          ===             ====



(a)  Write-off of accounts receivable.
(b) Amount acquired as part of the HMG Schutz acquisition pursuant to the Purchase Agreement effective August 1, 1998.