Form 10-Q
period 1999-06-30
HMG WORLDWIDE CORP
filed 1999-08-16
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1999
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ---------         ----------

Commission file number:        0-13121
                               -------

                            HMG Worldwide Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3402432
          --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

475 Tenth Avenue, New York, New York                        10018
------------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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

                              No               Yes    X
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
                              No               Yes
                                --------          --------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 12, 1999
----------------------------                      ------------------------------
Common Stock, $.01 par value                                  11,326,349

                          Part I. Financial Information
                                     Item 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   June 30, 1999   December 31, 1998
                                                                   -------------   -----------------
                                                                    (unaudited)
                                        ASSETS

Current assets:
  Cash and cash equivalents ........................................    $ 5,190         $ 5,730
  Accounts receivable - less allowance
    for doubtful accounts of $642 and $453 .........................     16,981          15,505
  Inventory ........................................................     22,785          15,335
  Prepaid expenses .................................................      1,385             816
  Other current assets .............................................        323             263
                                                                        -------        --------
     Total current assets ..........................................     46,664          37,649

Property and equipment - net .......................................      7,323           6,319
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,302 and $2,053 ................................      7,359           7,528
Other assets .......................................................        295             233
                                                                        -------        --------
                                                                        $61,641         $51,729
                                                                        =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations ......................    $16,102         $14,801
  Accounts payable .................................................     19,433          15,933
  Accrued employee compensation and benefits .......................      1,615           1,353
  Deferred revenue .................................................      2,396           2,970
  Accrued expenses .................................................      1,354           1,575
  Other current liabilities ........................................        325             213
                                                                        -------         -------
    Total current liabilities ......................................     41,225          36,845

Pension obligation .................................................      1,182           1,147
Convertible debentures .............................................       --             2,160
Convertible notes ..................................................      5,000            --
Promissory note ....................................................      1,600           1,600
Term loans .........................................................        416             491
Other long-term liabilities ........................................        432             418
                                                                        -------         -------
                                                                         49,855          42,661
                                                                        -------         -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 11,111,605 and 9,329,205 shares
    issued and outstanding .........................................        111              93
  Additional paid-in capital .......................................     37,394          35,335
  Accumulated deficit ..............................................    (25,719)        (26,360)
                                                                        -------         -------
                                                                         11,786           9,068
                                                                        -------         -------
                                                                        $61,641         $51,729
                                                                        =======         =======


                        See  accompanying  notes  to  consolidated  financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                      Three Months Ended June 30,     Six Months Ended June 30,
                                      ---------------------------     -------------------------
                                          1999          1998             1999           1998
                                          ----          ----             ----           ----

Net revenues ......................     $20,788       $16,549          $40,290        $29,415

Cost of revenues ..................      14,602        11,982           28,353         20,874
                                        -------       -------          -------        -------

 Gross profit .....................       6,186         4,567           11,937          8,541

Selling, general and
  administrative expenses .........       5,715         3,462           10,615          6,830
                                        -------       -------          -------        -------

 Income from operations ...........         471         1,105            1,322          1,711

Interest income ...................          73            71              142            148

Interest expense ..................        (433)         (412)            (809)          (782)
                                        -------       -------          -------        -------

 Income before provision
  for income taxes ................         111           764              655          1,077

Provision for income taxes ........          (1)          (64)             (14)           (75)
                                        -------       -------          -------        -------

 Net income .......................     $   110       $   700          $   641        $ 1,002
                                        =======       =======          =======        =======

Basic earnings per share
  Net income per common and
   common equivalent shares .......     $  0.01       $  0.08          $  0.06        $  0.11
                                        =======       =======          =======        =======

  Weighted average number of common
   and common equivalent
   shares outstanding .............  11,102,454     8,964,718       10,927,928      8,944,659
                                     ==========     =========       ==========      =========

Diluted earnings per share
  Net income per common and
   common equivalent shares
   and assumed conversions ........     $  0.01       $  0.07          $  0.05        $  0.10
                                        =======       =======          =======        =======

  Weighted average number of common
   and common equivalent shares
   and assumed conversions ........  13,988,273    11,446,256       13,531,607     11,290,156
                                     ==========    ==========       ==========     ==========






          See accompanying notes to consolidated financial statements.

                                    HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)



                                               Six Months Ended June 30,
                                               -------------------------
                                                  1999        1998
                                                  ----        ----


Cash flows from operating activities:
  Cash received from customers ........          $38,222     $27,054
  Interest received ...................              150         166
  Cash paid to suppliers ..............          (34,648)    (25,745)
  Cash paid to employees ..............           (8,344)     (4,771)
  Income taxes paid ...................              (66)         (2)
  Interest paid .......................             (710)       (782)
                                                 -------     -------
    Net cash used in operating
       activities .....................           (5,396)     (4,080)
                                                 -------     -------

Cash flows from investing activities:
  Capital expenditures ................           (1,443)       (408)
                                                 -------     -------
    Net cash used in
     investing activities .............           (1,443)       (408)
                                                 -------     -------

Cash flows from financing activities:
 Proceeds derived from the sale of
    convertible notes .................            5,000
 Proceeds derived from a credit
    agreement, net ....................            1,301       4,498
 Proceeds from exercise of stock options              73
 Principal payments of
    outstanding debt obligations ......              (75)        (94)
                                                 -------     -------
    Net cash provided by
       financing activities ...........             6,299      4,404
                                                 -------     -------

Effect of exchange rate changes .......             --            (3)
                                                 -------     -------

Net decrease in cash and
  cash equivalents ....................             (540)        (87)

Cash and cash equivalents
  at beginning of year ................            5,730       6,439
                                                 -------     -------

Cash and cash equivalents
  at June 30 ..........................          $ 5,190     $ 6,352
                                                 =======     =======






          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)



                                              Six Months Ended June 30,
                                              -------------------------
                                                  1999        1998
                                                  ----        ----


Reconciliation of net income
 to net cash used in operating activities:

Net income ...............................        $  641      $1,002

Adjustments to reconcile net income
 to net cash used in operating activities:

  Depreciation and amortization ..........           688         473

Decrease (increase) in assets:
  Accounts receivable ....................        (1,476)     (3,982)
  Inventory ..............................        (7,450)     (5,645)
  Prepaid expenses .......................          (569)        (99)
  Other assets ...........................          (122)         65

Increase (decrease) in liabilities:
  Accounts payable .......................         3,500       2,545
  Deferred revenue .......................          (574)      1,625
  Accrued expenses .......................          (164)       (133)
  Pension obligation .....................            35         (50)
  Other liabilities ......................            95         119
                                                  ------      ------

Net cash used in operating
  activities .............................       ($5,396)    ($4,080)
                                                  ======      ======

Non-cash financing activities:
 Common stock issued in connection
   with an employee benefit plan .........                    $  154
 Common stock issued in connection
   with the conversion of debentures .....        $2,160









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

     The Consolidated Balance Sheet as of June 30, 1999, and the Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisition of HMG Schutz Operations

     Effective August 1, 1998, the Company consummated the acquisition of the business of HMG Schutz, a Chicago based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.6 million Promissory Note, as adjusted, net of imputed interest of $278,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest at the prime rate per annum, over five years. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. To date, the company has recorded aggregate contingent payments of $259,000 pursuant to the terms of the Purchase Agreement. The Company also acquired an option to purchase at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

Note 3 - Inventory

     Inventory consisted of the following components at June 30, 1999 and December 31, 1998.

                               June 30,    December 31,
                                1999           1998
                                ----           ----
                                   (in thousands)
     Finished goods           $ 3,908        $ 3,549
     Work-in-process            4,255          3,789
     Raw materials             14,622          7,997
                              -------        -------
                              $22,785        $15,335
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

     Components of income tax expense for the six months ended June 30, 1999 and 1998 are as follows:

                              Six Months Ended June 30,
                              -------------------------
                                 1999           1998
                                 ----           ----
                                     (in thousands)
     State and local
       income taxes              $14            $75
                                 ===            ===

Note 5 - Convertible Debentures

     In February 1999, the Company's convertible debenture holders elected to convert the then outstanding $2.2 million debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures.

     On February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 (the "Notes") to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has registered, for resale, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company continued to expand during the second quarter of 1999 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses has resulted in the Company's tenth consecutive quarterly profit. Net revenues increased 37% to $40.3 million for the six months ended June 30, 1999. The Company generated net income of $641,000, or $0.06 basic earnings per share, in 1999 as compared to $1.0 million, or $0.11 basic earnings per share, for the six months ended June 30, 1998.

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

     During the fourth quarter of 1998, the Company engaged BNY Capital Markets ("BNY Capital"), a division of The Bank of New York and an independent financial consultant, to assist the Company in targeting and financing new, strategic acquisitions. The Company, in conjunction with BNY Capital, is currently seeking to refinance its existing revolving line of credit and term loans under more favorable terms and to provide a source of acquisition financing in the form of debt. The Company is seeking a $35.0 million credit facility.

     In February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures. In addition, on February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has registered, for resale, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     Management believes that HMG is well positioned as a leading, innovative, client service oriented company in the in-store marketing industry. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution and reduce operating and manufacturing costs.

Three Months Ended June 30, 1999 as Compared to the
  Three Months Ended June 30, 1998

     Net revenues increased $4.2 million, or 25.6%, to $20.8 million for the three months ended June 30, 1999 as compared to $16.6 million for the three months ended June 30, 1998. The $4.2 million increase in net revenues from period to period was due principally to (i) the addition of net revenues from HMG Schutz, acquired August 1, 1998, of $5.2 million and (ii) a net decrease in the Company's clients' scheduled shipments during the period of approximately $1.0 million.

     Gross profit for the three months ended June 30, 1999 was $6.2 million as compared to $4.6 million for the three months ended June 30 1998. The increase in gross profit of $1.6 million was principally a result of the increase in net revenues and an increase in gross margin for the quarter. For the three months ended June 30, 1999 and 1998, the Company's gross margin was 29.7% and 27.6%, respectively. The gross margin increase of 2.1% was due principally to the net effect of (i) a favorable production revenue mix resulting in a 3.1% increase, reflecting the Company's production of certain projects at lower margins due to the larger production volumes, offset by (ii) a 1.0% increase in

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


factory overhead expense. The favorable production revenue mix was principally the result of certain programs produced by the Company during the period at improved gross margin levels in light of the operational efficiencies realized by the Company during the period.

     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1999 was $5.7 million as compared to $3.5 million for the comparable period in 1998. The increase in SG&A of $2.2 from period to period was principally due to the addition of the operations of HMG Schutz of $1.9 million and increased spending in other general expenses of $300,000.

     For the three months ended June 30, 1999, the Company generated interest income of $73,000 as compared to $71,000 for the three months ended June 30, 1998. The increase was principally attributable to an increase in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $433,000 for the three months ended June 30, 1999 as compared to $412,000 for the three months ended June 30, 1998. The increase in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $110,000, or $0.01 basic earnings per share, for the three months ended June 30, 1999 as compared to a net income of $700,000, or $0.08 basic earnings per share, for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 as Compared to the
 Six Months Ended June 30, 1998

     Net revenues increased $10.9 million, or 37.0%, to $40.3 million for six months ended June 30, 1999 as compared to $29.4 million for the six months ended June 30, 1998. The $10.9 million increase in net revenues from period to period was due principally to (i) the addition of HMG Schutz, acquired August 1, 1998, of $9.9 million and (ii) a net increase in marketing expenditures of the Company's clients during the period of approximately $1.0 million.

     Gross profit for the six months ended June 30, 1999 was $11.9 million as compared to $8.5 million for the six months ended June 30, 1998. The increase in gross profit of $3.4 million was principally a result of the increase in net revenues and an increase in gross margin. For the six months ended June 30, 1999 and 1998, the Company's gross margin was 29.6% and 29.0%, respectively. The gross margin increase of 0.6% was due principally to a favorable production revenue mix, reflecting the Company's efforts of more direct, internal production of its merchandising systems, lower labor costs and increased production volume and purchasing efficiencies. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn, New York facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1999 was $10.6 million as compared to $6.8 million for the comparable period in 1998. The increase in SG&A of $3.8 million from period to period was principally due to the addition of HMG Schutz SG&A of $3.6 million and increased spending in other general expenses of $200,000.

     For the six months ended June 30, 1999, the Company generated interest income of $142,000 as compared to $148,000 for the six months ended June 30, 1998. The decrease was principally attributable to a decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $809,000 for the six months ended June 30, 1999 as compared to $782,000 for the six months ended June 30, 1998. The increase in interest expense was principally due to the increased average borrowings from period to period.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued


     As a consequence of the foregoing factors, the Company generated net income of $641,000 or $0.06 basic earnings per share, for the six months ended June 30, 1999 as compared to a net income of $1.0 million, or $0.11 basic earnings per share, for the six months ended June 30, 1998.

Stockholders' Equity

     Stockholders' equity increased $2.7 million to $11.8 million at June 30, 1999 from $9.1 million at December 31, 1998. The increase in stockholders' equity was due to (i) net income of $641,000, (ii) the issuance of 1,728,000 shares of Common Stock and the retirement of the outstanding convertible debentures of $2.0 million, net of expenses, and (iii) net proceeds of $73,000 derived from the exercise of stock options pursuant to a plan.

Income Taxes

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $34.6 million which expire during the years 2001 through 2013.

     The Company's income tax provision for the three months ended June 30, 1999 was $1,000 as compared to $64,000 for the three months ended June 30, 1998. The income tax provisions were comprised principally of state and local taxes.

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At June 30, 1999, the Company's aggregate backlog was approximately $46.7 million as compared to $48.8 million and $28.6 million at December 31, 1998 and June 30, 1998, respectively. Of such aggregate backlog at June 30, 1999, approximately 33% was attributable to four clients. The Company anticipates that substantially all such backlog at June 30, 1999 will be filled during the next twelve months. In addition to the $46.7 million backlog at June 30, 1999, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at June 30, 1999 was approximately $21.6 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1999 and December 31, 1998 aggregated $5.2 million and $5.7 million, respectively. The Company's decrease in cash and cash equivalents of $540,000 for the six months ended June 30, 1999 was due principally to the net effects of (i) net cash used in operations of $5.4 million, (ii) capital expenditures of $1.4 million and (iii) reductions of debt obligations of $75,000, offset by (iv) proceeds derived from the sale of $5.0 million, 7% Convertible Notes, (v) proceeds from exercise of stock options of $73,000 and (vi) proceeds derived from the Company's Credit Agreement of $1.3 million. The Company's negative cash flows from operations for the six months ended June 30, 1999 resulted principally from (i) a net increase in accounts receivable and inventory of $8.9 million and (ii) a net increase in general liabilities of $3.1 million.

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

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 3/4% per annum. The Company is required to pay a quarterly commitment fee at the rate of one half of 1% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios, and, among other things restrict, (i) the declaration or payment of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of June 30, 1999, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

     Pursuant to the terms of the Credit Agreement, the lender can advance up to $1.6 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a sixty month basis with a final payment due upon the termination of the Credit Agreement and bears interest at the institution's prime rate plus 1% per annum. At June 30, 1999, the balance outstanding on the term loan component of the Credit Agreement was approximately $585,000.

     On February 24, 1999, the Company issued $5.0 million 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has registered, for resale, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     The Company's working capital at June 30, 1999 was $5.4 million, inclusive of borrowings of $16.1 million pursuant to the three-year Credit Agreement. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. However management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and the proceeds derived from the issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Furthermore, the Company engaged BNY Capital to assist the Company in refinancing its current revolving line of credit and term loans under more favorable terms and to provide a source of acquisition financing in the form of debt. The Company is seeking a $35.0 million credit facility. Management believes its pending financing, an expanded client base and future cash flows from operations developed by the Company provide an important basis for future profitability and liquidity, however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


     As of June 30, 1999, the Company believes that it has successfully remediated its client/server business applications for the millennium change. During the third quarter of 1999, the Company is scheduled to bring HMG Schutz and HMG Griffith on line with its client/server business applications such that all Company operations will be tied together and data can be accessed and exchanged through a common shared technology platform. The Company's suppliers are also engaged in their Year 2000 testing and the Company is monitoring their progress. In addition, in the event that a supplier is unable to become Year 2000 compliant, the Company's supplier network is sufficient, and material and services are available to the Company to adjust to a change in a production supply without compromising the manufacturing schedule established by the Company. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     It is anticipated that the Year 2000 project will be completed during the third quarter of 1999. To date, the Company has incurred expenses of approximately $375,000 in hardware upgrades and software enhancements. The Company projects that the total cost of the Year 2000 project will approximate $475,000 to $550,000.

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



                                                  HMG Worldwide Corporation
                                                  (Registrant)





Date: August 12, 1999                         By: /S/ Robert V. Cuddihy, Jr.
      ---------------                             ----------------------------
                                                  Robert V. Cuddihy, Jr.
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                      For the Three Months Ended June 30, 1999
                                      ----------------------------------------
                                        Income          Shares      Per Share
                                      (Numerator)    (Denominator)    Amount
                                      -----------    -------------   --------

Basic earnings per share:


   Income available to
      common stockholders                $110            11,102        $0.01
                                                                       =====

Effect of dilutive securities:
 Stock options and warrants               -               2,886
                                         ----             =====

Diluted earnings per share:
   Income available to common
      stockholders and assumed
      conversions                        $110            13,988        $0.01
                                         ====            ======        =====




                                       For the Six Months Ended June 30, 1999
                                      Income            Shares       Per Share
                                      (Numerator)    (Denominator)    Amount

Basic earnings per share:
   Income available to
      common stockholders                $641            10,928        $0.06
                                                                       =====

Effect of dilutive securities:
 Stock options and warrants               -                2,604
                                         ----              =====

Diluted earnings per share:
   Income available to common
      stockholders and assumed
      conversions                        $641            13,532        $0.05
                                         ====            ======        =====