Form 10-Q
period 1999-09-30
HMG WORLDWIDE CORP
filed 1999-11-15
CIK 756680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1999
                                     ------------------
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------         ---------
Commission file number:        0-13121
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

                               No               Yes    X
                                 ---------         ---------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              No                Yes
                                ---------          ---------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 12, 1999
----------------------------                    --------------------------------
Common Stock, $.01 par value                              11,737,060

                          Part I. Financial Information
                                     Item 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    September 30, 1999      December 31, 1998
                                                    ------------------      -----------------
                                                      (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ........................       $ 4,838              $ 5,730
  Accounts receivable - less allowance
    for doubtful accounts of $397 and $453 .........        18,145               15,505
  Inventory ........................................        22,724               15,335
  Prepaid expenses .................................           466                  816
  Other current assets .............................           511                  263
                                                           -------              -------
     Total current assets ..........................        46,684               37,649

Property and equipment - net .......................         9,690                6,319
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,434 and $2,053 ................         8,691                7,528
Deferred financing costs ...........................         1,801                 --
Other assets .......................................           265                  233
                                                           -------              -------

                                                           $67,131              $51,729
                                                           =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations ........     $19,750              $14,801
  Accounts payable ...................................      18,033               15,933
  Accrued employee compensation and benefits .........         447                1,353
  Deferred revenue ...................................          35                2,970
  Accrued expenses ...................................       1,038                1,575
  Other current liabilities ..........................         336                  213
                                                           -------              -------
    Total current liabilities ........................      39,639               36,845

Pension obligation ...................................       1,103                1,147
Convertible debentures ...............................       2,000                2,160
Convertible notes ....................................       5,000                 --
Promissory note ......................................       1,600                1,600
Term loans ...........................................       3,100                  491
Other long-term liabilities ..........................         432                  418
                                                           -------              -------
                                                            52,874               42,661
                                                           -------              -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 11,715,724 and 9,329,205 shares
    issued and outstanding ...........................         117                   93
  Additional paid-in capital .........................      39,022               35,335
  Accumulated deficit ................................     (24,882)             (26,360)
                                                           -------              -------
                                                            14,257                9,068
                                                           -------              -------
                                                           $67,131              $51,729
                                                           =======              =======

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              --------------------------------       -------------------------------
                                                   1999            1998                   1999           1998
                                                   ----            ----                   ----           ----

Net revenues ...............................      $22,640         $22,463                $62,930        $51,878

Cost of revenues ...........................       16,360          17,010                 44,713         37,884
                                                  -------         -------                -------        -------

 Gross profit ..............................        6,280           5,453                 18,217         13,994

Selling, general and
  administrative expenses ..................        5,164           4,246                 15,779         11,076
                                                  -------         -------                -------        -------

 Income from operations ....................        1,116           1,207                  2,438          2,918

Interest income ............................           63              62                    205            210

Interest expense ...........................         (305)           (417)                (1,114)        (1,199)
                                                  -------         -------                -------        -------

 Income before provision
  for income taxes .........................          874             852                  1,529          1,929

Provision for income taxes .................          (37)            (36)                   (51)          (111)
                                                  -------         -------                -------        -------

 Net income ................................      $   837         $   816                $ 1,478        $ 1,818
                                                  =======         =======                =======        =======

Basic earnings per share
  Net income per common and
   common equivalent shares ................      $  0.07         $  0.09                $  0.13        $  0.20
                                                  =======         =======                =======        =======

  Weighted average number of common
   and common equivalent
   shares outstanding ......................   11,291,619       9,113,509             11,124,324      9,001,434
                                               ==========       =========             ==========      =========

Diluted earnings per share
  Net income per common and
   common equivalent shares
   and assumed conversions .................      $  0.06         $  0.08                $  0.11        $  0.17
                                                  =======         =======                =======        =======

  Weighted average number of common
   and common equivalent shares
   and assumed conversions .................   14,238,448      11,434,097             13,758,600     11,339,801
                                               ==========      ==========             ==========     ==========







          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                           1999          1998
                                                           ----          ----


Cash flows from operating activities:
  Cash received from customers .....................      $57,352       $48,490
  Interest received ................................          223           218
  Cash paid to suppliers ...........................      (55,747)      (41,923)
  Cash paid to employees ...........................      (12,564)       (7,802)
  Income taxes paid ................................          (52)           (3)
  Interest paid ....................................         (884)       (1,173)
                                                          -------       -------
    Net cash used in operating
       activities ..................................      (11,672)       (2,193)
                                                          -------       -------

Cash flows from investing activities:
  Capital expenditures .............................       (4,154)         (799)
                                                          -------       -------
    Net cash used in investing activities ..........       (4,154)         (799)
                                                          -------       -------

Cash flows from financing activities:
  Proceeds derived from a credit
    agreement, net .................................        7,633         3,671
  Proceeds derived from exercise of
    stock options ..................................          376          --
  Proceeds derived from the sale of
    convertible debentures .........................        2,000          --
  Proceeds derived from the sale of
    convertible notes ..............................        5,000          --
  Cash acquired pursuant to an acquisition .........         --             138
  Principal payments of
    outstanding debt obligations ...................          (75)         (141)
                                                          -------       -------
    Net cash provided by
       financing activities ........................       14,934         3,668
                                                          -------       -------

Net increase (decrease) in cash and
  cash equivalents .................................         (892)          676

Cash and cash equivalents
  at beginning of year .............................        5,730         6,439
                                                          -------       -------

Cash and cash equivalents
  at September 30 ..................................      $ 4,838       $ 7,115
                                                          =======       =======






          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)



                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                           1999          1998
                                                           ----          ----


Reconciliation of net income
 to net cash used in operating activities:

Net income .........................................      $ 1,478       $ 1,818

Adjustments to reconcile net income
 to net cash used in operating activities:

  Depreciation and amortization ....................        1,164           797

Decrease (increase) in assets:
  Accounts receivable ..............................       (2,640)       (4,153)
  Inventory ........................................       (7,389)       (7,365)
  Prepaid expenses .................................          129            31
  Other assets .....................................       (2,081)          (28)

Increase (decrease) in liabilities:
  Accounts payable .................................        2,100         6,517
  Deferred revenue .................................       (2,935)       (1,082)
  Accrued expenses .................................         (537)          835
  Pension obligation ...............................          (44)         (141)
  Other liabilities ................................         (917)          578
                                                          -------       -------

Net cash used in operating
  activities .......................................     ($11,672)     ($ 2,193)
                                                          =======       =======

Non-cash financing activities:
 Common stock issued in connection
   with an employee benefit plan ...................      $   152       $   155
                                                          =======       =======
 Common stock issued in connection
   with the conversion of debentures ...............      $ 2,160
                                                          =======
 Fair value of assets acquired in
   connection with an acquisition ..................      $   198       $ 4,111
                                                          =======       =======
 Fair value of liabilities assumed in
   connection with an acquisition ..................      $    87       $ 2,361
                                                          =======       =======
 Common stock issued in connection with
   acquisitions ....................................      $ 1,400       $   110
                                                          =======       =======
 Note payable, net of imputed interest,
    issued in connection with an acquisition .......                    $ 1,750
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

     The Consolidated Balance Sheet as of September 30, 1999, and the Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisition of Ego Media Inc.

     Effective September 28, 1999, the Company consummated the acquisition of 80% of Ego Media, Inc. ("Ego Media"), a New York-based, leading edge, technology-based, web-brand development and communications company. Pursuant to the terms of the agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock, valued at $4.00 per share. Ego Media has recently emerged from the development stage, focusing upon developing web-brand marketing strategies for clients seeking to engage in "e-commerce". Pursuant to the terms of the transaction, the Company has recorded approximately $1.4 million as the excess cost over fair market value of assets acquired.

Note 3 - Inventory

     Inventory consisted of the following components at September 30, 1999 and December 31, 1998.

                               September 30,    December 31,
                                 1999              1998
                                 ----              ----
                                       (in thousands)
     Finished goods             $ 2,969           $ 3,549
     Work-in-process              4,545             3,789
     Raw materials               15,210             7,997
                                -------           -------
                                $22,724           $15,335
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

     Components of income tax expense for the nine months ended September 30, 1999 and 1998 are as follows:

                               Nine months ended September 30,
                               -------------------------------
                                 1999                  1998
                                 ----                  ----
                                       (in thousands)
     State and local
       income taxes              $51                   $111
                                 ===                   ====

Note 5 - Long-term Obligations

     On August 26, 1999, the Company consummated a $35.0 million, five year Revolving Credit, Term Loan and Security Agreement ("Credit Agreement") with a financial institution. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory and the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of the Company, the Eurodollar rate plus 2.5% per annum. The Company is required to pay a quarterly commitment fee at the rate of 0.25% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios and, among other things, restrict (i) declaration or payment of dividends, (ii) the occurrence of additional indebtedness and (iii) the sale of certain assets. The Credit Agreement replaces a prior $17 million credit facility.

     On February 24, 1999, the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 (the "Notes") to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Notes under the Securities Act of 1933.

     On August 26, 1999, the Company issued a $2.0 million, 10% Convertible Debenture Due August 26, 2002 ("Debenture") to an institutional investor. The Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $4.00 per share. The Debenture was issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Debenture under the Securities Act of 1933.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company continued to expand during the third quarter of 1999 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses has resulted in the Company's eleventh consecutive quarterly profit. Net revenues increased 21.3% to $62.9 million for the nine months ended September 30, 1999. The Company generated net income of $1.5 million, or $0.13 basic earnings per share, in 1999 as compared to $1.8 million, or $0.20 basic earnings per share, for the nine months ended September 30, 1998.

     Effective September 28, 1999, the Company consummated the acquisition of 80% of Ego Media, Inc. ("Ego Media"), a New York-based, leading edge, technology-based, web-brand development and communications company. Pursuant to the terms of the agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock, valued at $4.00 per share. Ego Media has recently emerged from the development stage, focusing upon developing web-brand marketing strategies for clients seeking to engage in "e-commerce". Pursuant to the terms of the transaction, the Company has recorded approximately $1.4 million as the excess cost over fair market value of assets acquired.

     During the fourth quarter of 1998, the Company engaged BNY Capital Markets ("BNY Capital"), a division of The Bank of New York and an independent financial consultant, to assist the Company in targeting and financing new, strategic acquisitions. On August 26, 1999, the Company consummated a $35.0 million, five year Revolving Credit, Term Loan and Security Agreement ("Credit Agreement") with a financial institution. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory and the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     In February 1999, the Company's convertible debenture holders elected to convert the outstanding $2.2 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures. In addition, on February 24, 1999, the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has registered, for resale, the shares which may be issued upon the conversion of the Notes under the Securities Act of 1933. On August 26, 1999, the Company issued a $2.0 million, 10% Convertible Debenture Due August 26, 2002 ("Debenture") to an institutional investor. The Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $4.00 per share. The Debenture was issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Debenture under the Securities Act of 1933.

     Effective August 1, 1998, the Company consummated the acquisition of the business of Schutz International, Inc. ("HMG Schutz"), a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.6 million Promissory Note, net of imputed interest of $278,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest at the prime rate per annum, over five years. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. The Company also acquired an option to purchase at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Management believes that HMG is well positioned as a leading, innovative, marketing solutions company providing innovation wherever purchase decisions are made. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution and reduce operating and manufacturing costs.

Three Months Ended September 30, 1999 as Compared to the
  Three Months Ended September 30, 1998

     Net revenues increased $200,000, or 0.8%, to $22.6 million for the three months ended September 30, 1999 as compared to $22.5 million for the three months ended September 30, 1998. The $200,000 increase in net revenues from period to period was due principally to fluctuations in the Company's client shipping schedule from period to period

     Gross profit for the three months ended September 30, 1999 was $6.3 million as compared to $5.4 million for the three months ended September 30, 1998. The increase in gross profit of $900,000 was principally a result of an increase in gross margin for the quarter. For the three months ended September 30, 1999 and 1998, the Company's gross margin was 27.7% and 24.3%, respectively. The gross margin increase of 3.4% was due principally to the net effect of (i) a favorable production revenue mix resulting in a 5.0% increase, reflecting the Company's production of certain programs at higher margins due to the larger production volumes, offset by (ii) a 1.6% increase in factory overhead expense. The favorable production revenue mix was principally the result of certain programs produced by the Company during the period at improved gross margin levels in light of the operational efficiencies realized by the Company during the period.

     Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1999 was $5.2 million as compared to $4.2 million for the comparable period in 1998. The increase in SG&A of $900,000 from period to period was principally due to the addition of the operations of HMG Schutz of $700,000 and increased spending in other general expenses of $200,000.

     For the three months ended September 30, 1999, the Company earned interest income of $63,000 as compared to $62,000 for the three months ended September 30, 1998. The increase was principally attributable to an increase in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

     Interest expense was $305,000 for the three months ended September 30, 1999 as compared to $417,000 for the three months ended September 30, 1998. The decrease in interest expense was principally due to the decreased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $837,000, or $0.07 basic earnings per share, for the three months ended September 30, 1999 as compared to a net income of $816,000, or $0.09 basic earnings per share, for the three months ended September 30, 1998.

Nine months ended September 30, 1999 as Compared to the Nine months ended September 30, 1998

     Net revenues increased $11.0 million, or 21.2%, to $62.9 million for nine months ended September 30, 1999 as compared to $51.9 million for the nine months ended September 30, 1998. The $11.0 million increase in net revenues from period to period was due principally to (i) the addition of HMG Schutz, acquired August 1, 1998, of $9.4 million and (ii) a net increase in marketing expenditures of the Company's clients during the period of approximately $1.6 million.

     Gross profit for the nine months ended September 30, 1999 was $18.2 million as compared to $14.0 million for the nine months ended September 30, 1998. The increase in gross profit of $4.2 million was principally a result of the increase in net revenues and an increase in gross margin. For the nine months ended September 30, 1999 and 1998, the Company's gross margin was 28.9% and 27.0%, respectively. The gross margin increase of 1.9% was due principally to a favorable production revenue mix, reflecting the Company's efforts of more direct, internal production of its

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

     merchandising systems, lower labor costs and increased production volume and purchasing efficiencies. The favorable production revenue mix was principally the result of an increase in the number of programs manufactured and assembled at the Company's Pennsylvania and Brooklyn, New York facilities and the increased operational efficiencies on the specific programs shipped.

     Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 1999 was $15.8 million as compared to $11.1 million for the comparable period in 1998. The increase in SG&A of $4.7 million from period to period was principally due to the addition of HMG Schutz SG&A of $4.3 million and increased spending in other general expenses of $300,000.

     For the nine months ended September 30, 1999, the Company generated interest income of $205,000 as compared to $210,000 for the nine months ended September 30, 1998. The decrease was principally attributable to a decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period and period.

     Interest expense was $1.1 million for the nine months ended September 30, 1999 as compared to $1.2 million for the nine months ended September 30, 1998. The decrease in interest expense was principally due to the increased average borrowings from period to period.

     As a consequence of the foregoing factors, the Company generated net income of $1.5 million or $0.13 basic earnings per share, for the nine months ended September 30, 1999 as compared to a net income of $1.8 million, or $0.20 basic earnings per share, for the nine months ended September 30, 1998.

Stockholders' Equity

     Stockholders' equity increased $5.2 million to $14.3 million at September 30, 1999 from $9.1 million at December 31, 1998. The increase in stockholders' equity was due to (i) net income of $1.5 million, (ii) the issuance of 1,728,000 shares of Common Stock and the retirement of the outstanding convertible debentures of $2.0 million, net of expenses, (iii) the issuance of 350,000 shares of Common Stock, valued at $1.4 million, in connection with the acquisition of Ego Media and (iii) net proceeds of $376,000 derived from the exercise of stock options pursuant to a plan.

Income Taxes

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $34.6 million which expire during the years 2001 through 2013.

     The Company's income tax provision for the three months and nine months ended September 30, 1999 was $37,000 and $51,000, respectively, as compared to $36,000 and $111,000, respectively, for the three months and nine months ended September 30, 1998. The income tax provisions were comprised principally of state and local taxes.

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.

Backlog

     At September 30, 1999, the Company's aggregate backlog was approximately $46.6 million as compared to $48.8 million and $34.4 million at December 31, 1998 and September 30, 1998, respectively. Of such aggregate backlog at September 30, 1999, approximately 43% was attributable to two clients. The Company anticipates that substantially all such backlog at September 30, 1999 will be filled during the next twelve months to eighteen months. In addition to the $46.6 million backlog at September 30, 1999, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at September 30, 1999 was approximately $21.3 million, of which

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1999 and December 31, 1998 aggregated $4.8 million and $5.7 million, respectively. The Company's decrease in cash and cash equivalents of $900,000 for the nine months ended September 30, 1999 was due principally to the net effects of (i) net cash used in operations of $11.7 million, (ii) capital expenditures of $4.2 million and (iii) reductions of debt obligations of $75,000, offset by (iv) proceeds derived from the sale of $5.0 million, 7% Convertible Notes, and $2.0 million, 10% Convertible Debentures, (v) proceeds from exercise of stock options of $376,000 and (vi) proceeds derived from the Company's Credit Agreement of $7.6 million. The
Company's  negative  cash  flows  from  operations  for the  nine  months  ended
September 30, 1999 resulted principally from (i) a net increase in accounts receivable and inventory of $10.0 million and (ii) a net increase in general liabilities of $2.2 million.

     On August 26, 1999, the Company consummated a $35.0 million, five year Revolving Credit, Term Loan and Security Agreement ("Credit Agreement") with a financial institution. The Credit Agreement provides for a secured revolving credit facility which advances up to the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory and the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

     Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of the Company, the Eurodollar rate plus 2.5% per annum. The Company is required to pay a quarterly commitment fee at the rate of 0.25% per annum of the average daily unused amount of funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios and, among other things, restrict (i) declaration or payment of dividends, (ii) the occurance of additional indebtedness and (iii) the sale of certain assets. As of September 30, 1999, the Company was in compliance with all financial covenants of the Credit Agreement. The Credit Agreement replaces an existing $17 million credit facility.

     On February 24, 1999, the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 (the "Notes") to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Notes under the Securities Act of 1933.

     On August 26, 1999, the Company issued a $2.0 million, 10% Convertible Debenture Due August 26, 2002 ("Debenture") to an institutional investor. The Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $4.00 per share. The Debenture was issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Debenture under the Securities Act of 1933.

     The Company's working capital at September 30, 1999 was $7.0 million, inclusive of borrowings of $19.7 million pursuant to the five-year Credit Agreement. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. However management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its new Credit Agreement and the proceeds derived from the issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes its current financing, an expanded client base and future cash flows from operations developed by the

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

     As of September 30, 1999, the Company believes that it has successfully remediated its client/server business applications for the millennium change. During the third quarter of 1999, the Company installed HMG Schutz and HMG Griffith on line with its client/server business applications such that all Company operations will be tied together and data can be accessed and exchanged through a common shared technology platform. The Company's suppliers are also engaged in their Year 2000 testing and the Company is monitoring their progress. In addition, in the event that a supplier is unable to become Year 2000 compliant, the Company's supplier network is sufficient, and material and services are available to the Company to adjust to a change in a production supply without compromising the manufacturing schedule established by the Company. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company's Year 2000 project is complete as of September 30, 1999. To date, we have incurred expenses of approximately $425,000 in hardware upgrades and software enhancements.

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


                                                                           Page
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





Date: November 12, 1999                      By: /S/ Robert V. Cuddihy, Jr.
      -----------------                          --------------------------
                                                 Robert V. Cuddihy, Jr.
                                                 Chief Operating Officer and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                  For the Three Months Ended September 30, 1999
                                  ---------------------------------------------
                                    Income            Shares         Per Share
                                    ------            ------         ---------
                                  (Numerator)      (Denominator)       Amount

Basic earnings per share:
   Income available to
      common stockholders            $  837           11,292            $0.07
                                                                        =====

Effect of dilutive securities:
 Stock options and warrants             --             2,947
                                     ------            -----

Diluted earnings per share:
   Income available to common
      stockholders and assumed
      conversions                    $  837           14,239            $0.06
                                     ======           ======            =====




                                  For the Nine Months Ended September 30, 1999
                                  --------------------------------------------
                                    Income            Shares         Per Share
                                    ------            ------         ---------
                                  (Numerator)      (Denominator)       Amount

Basic earnings per share:
   Income available to
      common stockholders            $1,478           11,124            $0.13
                                                                        =====

Effect of dilutive securities:
 Stock options and warrants            --              2,634
                                     ------           ------

Diluted earnings per share:
   Income available to common
      stockholders and assumed
      conversions                    $1,478           13,758            $0.11
                                     ======           ======            =====