Form 10-K
period 1999-12-31
HMG WORLDWIDE CORP
filed 2000-04-03
CIK 756680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)                           FORM 10-K
 X

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the fiscal year ended         December 31, 1999
                         -------------------------------------------------------
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  transition  period  from                       to
                                 ----------------------   ----------------------
                         Commission file number 0-13121
                                                -------
                            HMG WORLDWIDE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               13-3402432
     --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

475 Tenth Avenue, New York, New York                        10018
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (212) 736-2300
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which registered
    ------------------                 -----------------------------------------
          None
    ------------------                 -----------------------------------------
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

     The number of shares outstanding of the Registrant's common stock is 12,915,586 (as of 3/20/00). The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $61,600,213 (as of 3/20/00).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

Item 1. Business.


General Development of Business

     "Integrated marketing will become more important than ever. Brand, physical store, web site, advertising, merchandise and in-store graphics - down to the smallest details - all need to deliver the same message. The consumer sees the retail brand as a whole, not in parts." --Visual Merchandising & Store Design, March 2000.

     HMG Worldwide Corporation ("the Company"), which was incorporated in 1984, is a marketing solutions agency which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. The Company's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems intended to meet such objectives. The Company's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems frequently incorporate interactive displays (from basic flip-charts to touch screen computer systems) to guide purchase decisions. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

     The Company's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been recently expanded to include web-consulting, web-branding and web-design services. The Company is cultivating a seamless marketing solutions strategy to offer consistent online and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the "new economy".

     The Company's heritage has been to provide in-store marketing systems and services that influence a consumer's purchase decision at the point-of-purchase, historically at a retail store location. The Company's expertise has been creating brand identity and brand awareness, combined with the creative design of merchandising and display systems, that influence a consumer's purchase decisions. The Company plans to capitalize on its expertise and experience in product branding, design services and consumer buying habits by expanding its services to Web-based marketing. By adding Web-based services to its service offerings, the company has the capability to converge in-store retail marketing with online e-tail marketing.

     In an effort to effectively focus its online initiatives, the Company has recently formed the HMG "e" division, consisting of its first acquisition of 80% of Ego Media ("Ego Media"). The Company will initially implement its strategy by introducing the Web-consulting services of Ego Media to select companies in its current client base. The goal of the Company's converged strategy is to develop a client's brand online in a manner that is consistent with the brand's identity in-store and elsewhere, in a universally integrated message to consumers. The Company believes that its advantage in offering Web-consulting services to its client base exists in its knowledge of its clients' brands and its extensive research and experience in consumers' buying habits.

     The Company's clients include national and multi-national consumer products companies and mass merchandisers, chain drugstores and supermarkets. The
Company's operations are conducted principally through five wholly-owned subsidiaries being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), HMG Schutz International, Inc. ("HMG Schutz"), Display Depot, Inc. ("Display Depot") and HMG Griffith, Inc. ("HMG Griffith"). In addition, the Company recently acquired 80% of Ego Media in a transaction consummated effective September 28, 1999. The Company maintains facilities in New York, Pennsylvania, Illinois and Toronto, Canada.

Recent Developments

     The Company's revenues for the year ended December 31, 1999 grew organically 16.9% to $80.0 million as compared to $68.5 million for the year ended December 31, 1998. Additionally, for the year ended December 31, 1999, the Company incurred non-recurring costs which have been charged to operations of approximately $1.8 million in transition and integration expenses, principally in the form of personnel redundancies associated with (i) consolidation of the Company's production and distribution operations in Reading, Pennsylvania ("Reading"), $871,000, (ii) consolidation of product development operations between New York and Reading operating centers, $650,000, and (iii) the streamlining of the account management and client service operations in New York and Chicago, $236,000. Furthermore, Ego Media, acquired September 28, 1999, incurred a loss of approximately $214,000 from operations and the Company charged to operations approximately $170,000 for the amortization of deferred financing costs associated with the new financing and credit facilities consummated during 1999. Accordingly, for the year ended December 31, 1999, subsequent to the recognition of the above expenses which aggregate approximately $2.1 million, the Company incurred a loss of approximately $31,000, or $0.00 basic earning per share, as compared to net income of $1.9 million, or $0.21 basic earnings per share, for the year ended December 31, 1998
 .

     For the year ended December 31, 1999, the Company accomplished the following:

     (i) Embarked on an e-commerce development strategy for its clients during 1999. Through the strategic acquisition of 80% of Ego Media effective September 28,1999, the Company is seeking to leverage its heritage of in-store retail solutions to on-line e-tail solutions whereby web brand services, web consulting, web design and new media services are provided to the Company's clients seeking integrated solutions to their marketing and e-commerce initiatives. Pursuant to the terms of the purchase agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock valued at $4.00 per share.

     (ii) Consummated a series of financing agreements to finance the Company's current and future growth and financing needs. The Company obtained a five-year, $35.0 million Revolving Credit Term Loan and Security Agreement ("Credit Agreement") from a financial institution which provides a secured revolving credit facility which advances up to the sum of (a) 85% of eligible accounts receivable, (b) 60% of eligible inventory and (c) the Company's cash, cash equivalents and marketable securities. The Credit Agreement also provides a five-year term loan of $3.1 million. The Credit Agreement is secured by a lien on, and a security interest in, the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries. In addition to the Credit Agreement, on February 24, 1999 the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based upon the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon the conversion of the Notes, taken together. The Company also issued on August 26, 1999 $2.0 million, 10% Convertible Debentures Due August 26, 2002 to an institutional investor. The principal amount of the Debenture is convertible, at the option of the holder at any time, into shares of the Company's Common Stock based upon the conversion price of $4.00 per share

     (iii) Initiated and completed an investment of $3.0 million for a series of proprietary products and associated injection molds and production related tooling. The Company has produced a proprietary series of products which can be marketed across a variety of different clients and retail store environments. Among the proprietary products developed, the Company has a new product line which provides for the products to be automatically arranged on retail shelf space through the use of a variety of pushing mechanisms that provide "front faced" product along the front of the retail shelf in a neat and organized fashion. Through the use of these systems, the retail environment appears to always be full, provides for efficient use of store space and reduces stocking labor. At December 31, 1999, included in the Company's backlog was approximately $5.4 million in orders relating to the Company's proprietary product line of products.

     (iv) The Company opened 100,000 square feet of a 199,500 square foot new warehouse and distribution facility effective October 1, 1999. The full warehouse and distribution facility is comprised of 42 service bays for loading and unloading goods and has ceiling heights of 30 foot clear. The remaining portion of this facility is scheduled to become operational in September 2000 as the space is currently sublet to a third party. The Company plans for this facility include (a) streamlining its productions activities to provide for more economical production runs, (b) reduction in production line change-over and distribution costs through maintaining a finished goods warehouse, (c) expansion of customized pick and pack operations whereby more specific store configurations are shipped directly from the Company and (d) improved logistics service, warehousing and support to clients.

     (v) Entered into a sales and marketing agreement with Pacific Softworks, Inc. ("Softworks"), a developer of embedded Internet technology and Internet appliances. The sales and marketing agreement will allow the Company to jointly develop with Softworks in-store marketing solutions with Internet enabled elements. Although this relationship is in its early development, the Company seeks to offer its clients in the future the ability to develop in-store displays that can be assessed over the Internet to determine stock status, replenishment needs, sales and stock movement trends and maintenance information on any moving components of the display.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative agency providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's retail and e-tail products and services, provide improved distribution and reduce operating and manufacturing costs.

     The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail and e-tail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) delays in shipment or of scheduled programs to clients, (v) delay in or inability to expand the Company's client base and/or (vi) the loss of or reduction in spending of existing clients.

Executive Offices

     The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018 and its telephone number is (212) 736-2300. Unless otherwise indicated, all references to the Company include all of its subsidiaries.


Industry Overview - Retail and E-tail Convergence

     The Company believes point-of-purchase merchandising systems and strategically focused Internet marketing and e-commerce solutions provide a more effective, measurable and low-cost means of attracting and influencing consumers than television, print or other traditional mass advertising media.

     While television advertising costs have risen, the number of viewers per commercial has decreased because cable television and satellite connections have increased the number of channels available to viewers. Furthermore, remote control units, videocassette recorders and direct TV have enabled viewers to avoid commercials. The growing number of special-interest magazines, which segment reader demographics, has similarly limited the effectiveness of print advertising while the cost of such advertising has also increased. The Company believes that a majority of all consumer brand purchase decisions are made on impulse at the point of sale. Today, the point of sale has been expanded from traditional retail stores, "brick and mortar", to include virtual retail and e-tail. The speed of technology is driving a marketplace where purchase decisions are being made 24 hours a day, seven days a week. With consumers making so many decisions at the point of sale, retailers, e-tailers and consumer products companies are paying greater attention to how products and brand categories are organized and presented in-store and on the Internet. There is a convergence of retail and e-tail marketing strategies developing in the "new economy". Traditional brand building and traffic driving marketing solutions have strong application to Internet-based marketing and e-commerce driving the linkage between "brick and mortar" retail with "click and mortar" e-tail through a universally integrated message to consumers.

     The Company believes consumer product companies, retailers and the developing impact of e-tailers are driving the growth of both in-store marketing and e-commerce. Computerized bar-coding and scanner systems have enabled retailers to identify high-margin, high-turnover products and more effectively allocate floor or shelf space to such products. Concurrently, consumer products companies have been faced with an increasing number of competitive products, including private-label offerings of retailers. As a result, many consumer products companies and retailers have sought to maximize the appeal and efficiency of their allocated space in retail stores as well as to develop marketing programs which augment their retail presentation with a relationship direct to the consumer via the Internet. In-store merchandising systems and web brand development are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems also are designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs as well as offer products and services not normally available or in stock at the local store. In-store merchandising systems and e-commerce strategies become an important component of merchandising products and brand categories to create competitive points of differentiation.

     The in-store marketing industry is an estimated $12.7 billion industry in of itself which, when coupled with the emerging Internet e-commerce and web branding industries, provides for a significant industry yielding numerous, broad-based opportunities for the Company to market its products and services


Operations

General

     The Company identifies the strategic, in-store and/or Internet marketing objectives of its clients and provides either specific functions or the Company's fully integrated range of services, which includes research, marketing development, brand positioning, creative design, engineering, web programming, production, package design and related services, to provide point-of-purchase merchandising display systems and/or Internet solutions intended to meet such objectives. The Company's systems, whether traditional merchandising systems or Internet-based applications, are generally strategic in nature, "solutions oriented" and custom designed to fit each client's requirements and specifications. Although clients occasionally provide the Company's creative design department with specific merchandising ideas, in most instances clients merely indicate the general nature of the retail or e-tail fixture, display or Internet presence they desire and rely upon the Company's creative design teams to conceive and create the merchandising solutions.

Merchandising Systems

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

Internet Web-Consulting, Web-Design, Web Branding and New Media Services

     Through the HMG "e" division and principally through Ego Media, the Company provides web consulting, web-design, web branding and "new media" services. Ego Media consults, designs, creates, programs and supports a client's Internet presence. Ego Media provides a disciplined approach to web-based marketing and e-commerce which encompasses a five phase approach to solution implementation -
(i) detailed objective definition, (ii) concept development, (iii) program development, (iv) project implementation and (v) support.

Production and Assembly of Merchandising Systems

     The Company has the internal capability to manufacture injection mold plastic components, fabricate wire and metal components, assemble its merchandising systems, and warehouse and distribute its products, as compared to many of its competitors which have no injection molding, wire or metal fabrication, or assembly facilities, and warehouse or distribution capacity and must outsource these functions to third parties. Once the Company enters into a contract with a client to manufacture merchandising fixture and display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the production and assembly in its own facilities or to outsource it to others. The Company's production and assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

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

International

     Effective July 1, 1997, the Company opened a full service office, HMG Griffith, in Toronto, Canada. For the years ended December 31, 1999, 1998 and the six months ended December 31, 1997, net revenues in Canada were approximately $4.5 million, $3.5 million and $494,000, respectively, and the Company realized income from operations of approximately $17,000, $218,000 and a loss from operations of approximately $31,000, respectively.


Products

     The Company's merchandising systems and e-commerce applications are designed to increase retail sales by attracting and influencing consumers at the point of sale. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs as well as offer products and services for sale not currently available or in stock at the local store.

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

     For the year ended December 31, 1999, the Company initiated and completed an investment of $3.0 million for a series of new proprietary products and associated injection mold and production related tooling. The Company has produced a proprietary series of products which can be marketed across a variety of different clients and retail store environments. Among the proprietary products developed, the Company has a new product line which provides for the products to be automatically arranged on retail shelf space through the use of a variety of pushing mechanisms that provide "front faced" product along the front of the retail shelf in a neat and organized fashion. Through the use of these systems, the retail environment appears to always be full, provides for efficient use of store space and reduces stocking labor. At December 31, 1999, included in the Company's backlog was approximately $5.4 million in orders relating to the Company's propriety product line of products.

Interactive Systems

     The Company's interactive display systems include shelf-edge and freestanding flip-charts, mechanical demonstration units and battery-powered and touch screen computer systems. Computer-based systems are useful both as a point-of-purchase merchandising tool and an effective means of collecting and disseminating information. The interactive computer-based systems ask consumers to respond to a series of questions. After analyzing the consumer's responses, the system makes recommendations of appropriate products which are immediately available for purchase on the surrounding display. Computer-based systems also enable consumer products companies to retrieve market research information based upon consumers' responses, give consumers comprehensive and accurate product information and assist consumers when sales personnel are unavailable. The Company's sales of computer-based systems are directed toward large consumer products companies and mass merchandisers, which potentially can use such systems in quantities of 250 or more units.

Internet Services

     Through Ego Media, the Company provides web consulting, web-design, web branding and "new media" services. Ego Media consults, designs, creates, programs and supports a client's Internet presence and e-commerce strategies. Each project developed by Ego Media utilizes customized software and programs developed for the specific client application. Ego Media's products are incorporated in its clients Internet and e-commerce sites on the Internet as well as multi-media and CD-ROM presentations. Ego Media's renowned use of Macromedia's Flash Software allows the Company to provide unique and stimulating Internet applications on the web driving sales for its clients.

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

     For the year ended December 31, 1999, no one client accounted for 10% or more of net revenues. For the year ended December 31, 1998, P&G and CVS accounted for approximately 12% and 11%, respectively, of the Company's net revenue. For the year ended December 31, 1997, Bristol Meyers Squibb, P&G and Wal*Mart accounted for approximately 12%, 12% and 11%, respectively, of the Company's net revenues. Although the Company's relationship with many of its larger accounts spans several years, none of these accounts is contractually bound to purchase the Company's products or services. The loss of any one such client would not have a material adverse effect on the Company.


Backlog

     At December 31, 1999, the Company's aggregate backlog was $48.9 million, as compared to $48.8 million and $32.0 million at December 31, 1998 and 1997, respectively. Of such aggregate backlog at December 31, 1999, no one client exceed 10% of such backlog. The Company anticipates that substantially all such backlog at December 31, 1999, will be filled during the next twelve months. In addition to the $48.9 million backlog at December 31, 1999, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1999 was $20.4 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


Marketing and Sales

     Sales of the Company's merchandising displays and point-of-purchase services are generated by 39 sales and account management employees. The Company typically sells its in-store fixture and display systems pursuant to separate purchase orders following customer approval of a prototype. However, the Company is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. To a limited extent, sales are also generated through independent sales representatives.


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


Competition

     The custom merchandising fixture and display segment of the in-store marketing industry in which the Company primarily competes and the Internet marketing application development industry are very fragmented and highly competitive. Certain of the Company's competitors, including several diversified companies, may have greater financial and other resources than the Company. In addition, although the Company believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that the Company will maintain such advantages.

     Most competitors generally operate on a local or regional level. As consumer products companies, retailers and e-tailers increasingly require vendors to offer comprehensive services and sophisticated technologies, many smaller operators, which are primarily privately held, may not have the capital resources, management skills and technical expertise necessary to compete, or provide integrated marketing services. Consequently, the Company believes the demand for its products and services will increase and industry consolidation will occur. The Company further believes it is well positioned to capitalize on such consolidation.


Employees

     As of March 20,  2000,  the  Company  employed  447  persons,  including  4 executive officers, 227 in production and assembly, 49 in design, 50 in purchasing and engineering, 36 in marketing and sales, 69 in administration and 12 in web branding and web development. Approximately 102 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 241 of the National Federation of Independent Unions, which expires December 31, 2003. Approximately 60 of the Company's employees are covered by a collective bargaining agreement between the Company and Local 810 of the Alloys and Hardware Fabricators and Warehousemen, which expires April 30, 2000. The Company believes that its current labor relations are good.


Financial Information about Foreign Operations and Export Sales

     Reference is made to Note 11 in Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2. Facilities.

     The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018, where it leases approximately 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is approximately $465,000. The Company sublets 8,750 square feet of such space for approximately $86,000 annually under a sublease expiring in October 2002. The Company also leases approximately 4,500 square feet of office space at 230 East Ohio Street in Chicago, Illinois at an annual base rental of approximately $70,000 pursuant to a lease which expires in June 2000. The Company leases approximately 35,000 square feet of space at 8710 Ferris Avenue in Morton Grove, IL on a month to month basis while the Company evaluates its option to purchase such facility for $2.3 million. The purchase option expires no earlier than March 2001. The Company leases approximately 25,000 square feet of office and warehouse space at 9 City View Drive in Toronto, Canada, for approximately $63,000 annually expiring in August 2003.

     The Company operates three production and assembly facilities and one full service distribution center located in Reading, Pennsylvania. Two of the Company's Reading, Pennsylvania facilities are owned by the Company and are comprised of (i) a 140,000 square foot multi-story production facility on three acres of property and (ii) a 72,500 square foot single story production facility on five acres of property. The third production and assembly facility is comprised of 60,000 square feet of space at current annual base rental of approximately $165,000 annually which expires in June 2003. The full service distribution center is comprised of 199,520 square feet of space, 42 service bays for loading and unloading goods, at a current annual base rental of approximately $668,000 annually which expires in April 2005. Additionally, the Company has an option to renew this lease for an additional five year term subject to a rental increase based upon future market conditions.

     The Company operates a production facility located in Brooklyn, New York. The Company leases approximately 21,000 square feet, which expires in April 2002, at an annual base rent of $66,000. Additionally, the Company has an option to renew this lease for an additional five year term subject to a rental increase based upon the change in the Consumer Price Index from the base year of 1997.


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

                                                           High           Low
             1999
      First quarter ..................................    $4-1/32       $2-1/16
      Second quarter .................................     4-5/8         3-3/4
      Third quarter ..................................     5-1/8         3-1/4
      Fourth quarter .................................     7             3-15/16


             1998
      First quarter ..................................    $1-3/8        $1
      Second quarter .................................     2-1/16        1-1/8
      Third quarter ..................................     1-7/8         1-15/16
      Fourth quarter .................................     2-7/16           3/4

     At March 20, 2000, there were 347 holders of record and approximately 2,050 beneficial stockholders of the Company's Common Stock and the closing bid quotation of the Common Stock on Nasdaq was $7-3/4 per share.

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

Item 6. Selected Historical Financial Data.

     The selected historical financial data presented below as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, 1998 and 1997 have been derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. All of such selected financial data of the Company has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants. The selected historical financial data, which include Balance Sheet data at December 31, 1997, 1996 and 1995 and Statement of Operations data for the years ended December 31, 1996 and 1995 has been derived from Consolidated Financial Statements not presented herein.


                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
                                                   1999        1998        1997        1996         1995
                                                   ----        ----        ----        ----         ----
                                                         (in thousands, except per share data)

Statement of Operations Data

Net revenues ...............................     $80,045     $68,457     $46,311     $45,552      $47,641
                                                 =======     =======     =======     =======      =======

Income (loss) from operations ..............       1,551       3,299       1,079      (5,040)     (10,009)

Net income (loss) ..........................    ($    31)    $ 1,904     $   529    ($ 5,535)    ($10,118)
                                                 =======     =======     =======     =======      =======

Basic earnings per share data
  Net income (loss) per common shares ......     $  --       $  0.21     $  0.06    ($  0.73)    ($  1.34)
                                                 =======     =======     =======    ========      =======

  Weighted average number of
   common shares outstanding ...............      11,388       9,094       8,638       7,614        7,568
                                                 =======     =======     =======     =======      =======

Diluted earnings per share data
  Net income (loss) per common and
   common equivalent shares ................     $  --       $  0.19     $  0.05    ($  0.73)    ($  1.34)
                                                 =======     =======     =======     =======      =======

  Weighted average number of common
   and common equivalent shares ............      11,388      10,712      11,206       7,614        7,568
                                                 =======     =======     =======     =======      =======


                                                                      December  31,
                                                  -------------------------------------------------------
                                                   1999        1998        1997        1996         1995
                                                   ----        ----        ----        ----         ----
 Balance Sheet Data:                                                 (in thousands)

  Cash and cash equivalents ................     $ 5,973     $ 5,730     $ 6,439     $ 6,950      $ 8,139
  Working capital ..........................       5,430         804        (426)     (3,236)       2,624
  Total assets .............................      70,038      51,729      33,645      28,755       32,648
  Long-term debt ...........................      11,080       4,251       2,878         266          -
  Stockholders' equity .....................      13,556       9,068       6,470       5,191       10,076



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General
     "Integrated marketing will become more important than ever. Brand, physical store, web site, advertising, merchandise and in-store graphics - down to the smallest details - all need to deliver the same message. The consumers sees the retail brand as a whole, not in parts." --Visual Merchandising & Store Design, March 2000.

     HMG Worldwide Corporation ("the Company"), which was incorporated in 1984, is a marketing solutions agency which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. The Company's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems intended to meet such objectives. The Company's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems frequently incorporate interactive displays (from basic flip-charts to touch screen computer systems) to guide purchase decisions. The Company's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

     The Company's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been recently expanded to include web-consulting, web-branding and web-design services. The Company is cultivating a seamless marketing solutions strategy to offer consistent online and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the "new economy".

     The Company's heritage has been to provide in-store marketing systems and services that influence a consumer's purchase decision at the point-of-purchase, historically at a retail store location. The Company's expertise has been creating brand identity and brand awareness, combined with the creative design of merchandising and display systems, that influence a consumer's purchase decisions. The Company plans to capitalize on its expertise and experience in product branding, design services and consumer buying habits by expanding its services to Web-based marketing. By adding Web-based services to its service offerings, the company has the capability to converge in-store retail marketing with online e-tail marketing.

     In an effort to effectively focus its online initiatives, the Company has recently formed the HMG "e" division, consisting of its first acquisition of 80% of Ego Media. The Company will initially implement its strategy by introducing the Web-consulting services of Ego Media to select companies in its current client base. The goal of the Company's converged strategy is to develop a client's brand online in a manner that is consistent with the brand's identity in-store and elsewhere, in a universally integrated message to consumers. The Company believes that its advantage in offering Web-consulting services to its client base exists in its knowledge of its clients' brands and its extensive research and experience in consumers' buying habits.


Recent Developments

     The Company revenues for the year ended December 31, 1999 grew organically 16.9% to $80.0 million as compared to $68.5 million for the year ended December 31, 1998. Additionally, for the year ended December 31, 1999, the Company incurred non-recurring costs which have been charged to operations of approximately $1.8 million in transition and integration expenses, principally in the form of personnel redundancies, associated with (i) consolidation of the Company's production and distribution operations in Reading, Pennsylvania ("Reading"), $871,000, (ii) consolidation of product development operations between New York and Reading operating centers, $650,000, and (iii) the streamlining of the account management and client service operations in New York and Chicago, $236,000. Furthermore, Ego Media, acquired September 28, 1999, incurred a loss of approximately $214,000 from operations and the Company charged to operations approximately $170,000 for the amortization of deferred financing costs associated with the new financing and credit facilities consummated during 1999. Accordingly, for the year ended December 31, 1999, subsequent to the recognition of the above expenses which aggregate approximately $2.1 million, the Company incurred a loss of approximately $31,000, or $0.00 basic earning per share, as compared to net income of $1.9 million, or $0.21 basic earnings per share, for the year ended December 31, 1998
 .

     For the year ended December 31, 1999, the Company accomplished the following:

     (i) Embarked on an e-commerce development strategy for its clients during 1999. Through the strategic acquisition of 80% of Ego Media effective September 28,1999, the Company is seeking to leverage its heritage of in-store retail solutions to on-line e-tail solutions whereby web brand services, web consulting, web design and new media services are provided to the Company's clients seeking integrated solutions to their marketing and e-commerce initiatives. Pursuant to the terms of the purchase agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock valued at $4.00 per share.

     (ii) Consummated a series of financing agreements to finance the Company's current and future growth and financing needs. The Company obtained a five-year, $35.0 million Revolving Credit Term Loan and Security Agreement ("Credit Agreement") from a financial institution which provides a secured revolving credit facility which advances up to the sum of (a) 85% of eligible accounts receivable, (b) 60% of eligible inventory and (c) the Company's cash, cash equivalents and marketable securities. The Credit Agreement also provides a five-year term loan of $3.1 million. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries. In addition to the Credit Agreement, on February 24, 1999 the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based upon the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon the conversion of the Notes, taken together. The Company also issued on August 26, 1999 $2.0 million, 10% Convertible Debentures Due August 26, 2002 to an institutional investor. The principal amount of the Debenture is convertible, at the option of the holder at any time, into shares of the Company's Common Stock based upon the conversion price of $4.00 per share.

     (iii) Initiated and completed an investment of $3.0 million for a series of proprietary products and associated injection molds and production related tooling. The Company has produced a proprietary series of products which can be marketed across a variety of different clients and retail store environments. Among the proprietary products developed, the Company has a new product line which provides for the products to be automatically arranged on retail shelf space through the use of a variety of pushing mechanisms that provide "front faced" product along the front of the retail shelf in a neat and organized fashion. Through the use of these systems, the retail environment appears to always be full, provides for efficient use of store space and reduces stocking labor. At December 31, 1999, included in the Company's backlog was approximately $5.4 million in orders relating to the Company's propriety product line of products.

     (iv) The Company opened 100,000 square feet of a 199,500 square foot new warehouse and distribution facility effective October 1, 1999. The full warehouse and distribution facility is comprised of 42 service bays for loading and unloading goods and has ceiling heights of 30 foot clear. The remaining portion of this facility is scheduled to become operational in September 2000 as the space is currently sublet to a third party. The Company plans for this facility include (a) streamlining its productions activities to provide for more economical production runs (b) reduction in production line change-over and distribution costs through maintaining a finished goods warehouse (c) expansion of customized pick and pack operations whereby more specific store configurations are shipped directly from the Company and (d) improved logistics service, warehousing and support to clients.

     (v) Entered into a sales and marketing agreement with Pacific Softworks, Inc. ("Softworks"), a developer of embedded Internet technology and Internet appliances. The sales and marketing agreement will allow the Company to jointly develop with Softworks in-store marketing solutions with Internet enabled elements. Although this relationship is in its early development, the Company seeks to offer its clients in the future the ability to develop in-store displays that can be assessed over the Internet to determine stock status, replenishment needs, sales and stock movement trends and maintenance information on any moving components of the display.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative agency providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. Furthermore, HMG will continue to seek to acquire strategic businesses and alliances which will expand the Company's retail and e-tail products and services, provide improved distribution and reduce operating and manufacturing costs.


Results of Operations

Year Ended December 31, 1999 as Compared to
  Years Ended December 31, 1998 and 1997

     Net revenues increased by approximately $11.6 million to $80.0 million for the year ended December 31, 1999 from $68.5 million for the year ended December 31, 1998. This 16.9% increase in net revenues from 1998 to 1999 was principally due to the effects of (i) the net revenues from HMG Schutz, acquired effective August 1, 1998 of approximately $3.8 million, (ii) an increase of net revenues from HMG Griffith of approximately $1.0 million, and (iii) an increase of net revenues of approximately $6.8 million from a more diversified client base and through the national roll out of several new retailer sponsored merchandising programs. Net revenues increased approximately $22.1 million to $68.5 million for the year ended December 31, 1998 from $46.3 million for the year ended
December 31, 1997. This 47.8% increase in net revenues from 1997 to 1998 was principally the net effect of (i) net revenues from HMG Schutz of approximately $8.9 million, (ii) an increase of net revenues from the Company's new Toronto office of approximately $3.0 million, (iii) an increase of net revenues from a more diversified client base of approximately $10.6 million.

     Gross profit increased approximately $3.7 million to $22.9 million for the year ended December 31, 1999 from $19.2 million for the year ended December 31, 1998 due to the increase in the Company's net revenues. For the year ended December 31, 1998, gross profit increased approximately $6.2 million to $19.2 million from $13.0 million for the year ended December 31, 1997 due to the increase in the Company's net revenues. Gross margins remained stable at 28.6%, 28.1% and 28.2% for the years ended December 31, 1999, 1998 and 1997, respectfully, principally due to the Company's emphasis in more direct, internal production of its merchandising systems.

     Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1999, increased $5.4 million to $21.3 million as compared to $15.9 million for the year ended December 31, 1998. The increase in SG&A from 1998 to 1999 was principally a result of (i) the addition of HMG Schutz SG&A for the full 12 month period, $4.1 million, (ii) the portion of non-recurring costs which have been charged to SG&A of $886,000, of the approximately $1.8 million in transition and integration expenses, principally in the form of personnel redundancies, associated with (a) consolidation of the Company's production and distribution operations in Reading, Pennsylvania ("Reading"), $871,000, (b) consolidation of product development operations between New York and Reading operating centers, $650,000, and (c) the streamlining of the account management and client service operations in New York and Chicago, $236,000, (iii) SG&A associated with Ego Media, acquired September 28, 1999, $272,000, and (iv) the amortization of deferred financing costs associated with the new financing and credit facilities consummated during 1999, $170,000. For the year ended December 31, 1998, SG&A increased approximately $3.9 million to $15.9 million for the year ended December 31, 1998 as compared to $12.0 million for the year ended December 31, 1997. The increase in SG&A from 1997 to 1998 was principally a result of (i) the addition of HMG Schutz SG&A, $2.7 million, (ii) the expansion of HMG Griffith, $607,000, and (iii) an increase in other general expenses.

     For the year ended December 31, 1999, the Company generated interest income of $215,000 as compared to $274,000 and $323,000, for the comparable 1998 and 1997 periods, respectively. The decrease in interest income of approximately $59,000 from 1998 to 1999 and the decrease of $49,000 from 1997 to 1998 was attributable principally to a reduction in cash and cash equivalents invested in interest bearing marketable securities and commercial paper.

     Interest expense was $1.8 million for the year ended December 31, 1999 as compared to $1.7 million and $1.1 million the comparable 1998 and 1997 periods, respectively. Although interest expense remained stable from 1998 to 1999, the Company realized a favorable reduction in the rate of interest incurred of approximately 1.2% which was offset by an increase in net borrowings in 1999 versus 1998. For the year ended December 31, 1998, interest expense increased approximately $553,000 versus the comparable 1997 period principally due to the increased average borrowing in the respective years.

     Other income of $267,000 for the year ended December 31, 1997 was the result of common stock received by the Company from a client in lieu of payment for services rendered to such client. In March 1997, the Company sold the shares of common stock and generated a net gain of $267,000.

     As a consequence of the foregoing factors, the Company realized a net loss of approximately $31,000, or $0.00 basic earnings per share for the year ended December 31, 1999 as compared to net income of approximately $1.9 million, or $0.21 basic earnings per share, for the year ended December 31, 1998. For the year ended December 31, 1997, the Company realized net income of $529,000, or $0.06 basic earnings per share.


Stockholders' Equity

     Stockholders' equity increased approximately $4.5 million to $13.6 million at December 31, 1999 from $9.1 million at December 31, 1998. The net increase in stockholders' equity was principally due to (i) the issuance of 1,728,000 shares of Common Stock and the retirement of the then outstanding convertible debenture of $1.9 million, net of expenses, (ii) the issuance of 350,000 shares of Common Stock valued at $1.4 million, in connection with the acquisition of 80% interest in Ego Media, (iii) proceeds derived from a Private Placement of Common Stock whereby the Company issued 100,000 shares of Common Stock for an aggregate value of $400,000, (iv) the issuance of warrants valued at $368,000, (v) net proceeds of approximately $255,000 derived from the issuance of 447,768 shares of Common Stock pursuant to the exercise of stock options and warrants, and (v) the issuance of 74,252 shares of Common Stock by the Company to the HMG Worldwide Corporation Capital Accumulation Plan valued at $151,000.


Income Taxes

     At December 31, 1999, the Company had available $34.6 million of net operating loss carry forwards which expire during the years 2001 through 2013. Due to the nominal net loss there was no income tax provision for the year ended December 31, 1999. The Company's income tax provision for the year ended December 31, 1998 was $31,000 as compared to $42,000 for the year ended December 31, 1997 and resulted principally from state and local alternative minimum taxes.


Backlog

     At December 31, 1999, the Company's aggregate backlog was approximately $48.9 million, as compared to $48.8 million and $32.6 million at December 31, 1998 and 1997, respectively. Of such aggregate backlog at December 31, 1999, no one client exceeded 10% of such backlog. The Company anticipates that substantially all such backlog at December 31, 1999, will be filled during the next twelve months. In addition to the $48.9 million backlog at December 31, 1998, the Company's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 1999 was $20.4 million of which the Company estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Inflation

     The  effect  of  inflation  on  the  Company's   operations  has  not  been
significant to date.


Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1999, 1998 and 1997 aggregated approximately $6.0 million, $5.7 million and $6.4 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company's cash flows from operating, investing and financing activities are summarized below:


                                                                      Year Ended December 31,
                                                                   1999        1998        1997
                                                                   ----        ----        ----
                                                                              (in millions)
Net cash used in operating activities ......................     ($ 9.6)     ($ 3.2)     ($ 3.3)
                                                                 ------      ------      ------

Investing activities:
  Acquisition, net of cash acquired ........................                    0.1         0.4
  Proceeds from sale of an investment ......................
  Capital expenditures .....................................       (4.6)       (1.5)       (1.8)
                                                                   ----        ----        ----

    Net cash used in investing activities ..................       (4.6)       (1.4)       (1.4)
                                                                   ----        ----        ----

Financing activities:
  Net proceeds from sale of common stock ...................        0.4         0.2         0.5
  Net proceeds from exercise of stock options and warrants .        0.3
  Proceeds derived from a term loan ........................        3.1                     0.6
  Proceeds derived from the sale of
    convertible notes and debentures .......................        7.0                     2.2
  Deferred financing costs .................................        2.1
  Net increase in indebtedness .............................        5.7         3.7         0.9
                                                                    ---         ---         ---

    Net cash provided by financing activities ..............       14.4         3.9         4.2
                                                                   ----         ---         ---


  Net increase (decrease) in cash and cash equivalents .....     $  0.2     ($ 0.7)     ($ 0.5)
                                                                 ======     ======      ======


     The Company's increase in cash and cash equivalents of approximately $243,000 for the year ended December 31, 1999 was principally due to (i) net cash used in operating activities of $9.6 million, used principally to finance increases in the Company's accounts receivable and inventory levels with continued market penetration into retail-based accounts which require the Company to maintain higher inventory levels, (ii) capital expenditures of $4.6 million including $3.0 million invested in a series of proprietary products and associated injection mold and production related tooling, offset by, (iii) net borrowings under the Company's credit facility and convertible debentures of $15.8 million, (iv) deferred financing costs incurred, $2.1 million, (v) net proceeds derived from the sale of stock pursuant to a private placement, $400,000 and (vi) net proceeds derived from the exercise of stock options and warrants of $255,000.

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

     The Company maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of the Company, the Eurodollar rate plus 2.5% per annum. The Company is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of December 31, 1999, the Company was in compliance with all financial covenants of the Credit Agreement. The Credit Agreement, consummated in August 1999, replaced a previously existing $17.0 million credit facility. The average balance outstanding under the Company's credit agreements for the years ended December 31, 1999, 1998 and 1997 was approximately $17.5 million, $17.2 million and $10.8 million, respectively, at the weighted average interest rate of 8.5%, 9.7% and 9.6%, respectively.

     Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum. The term loan portion of the Credit Agreement replaced a previously existing term loan with another institution. At December 31, 1999, 1998 and 1997 the balance outstanding under the term loans were $3.1 million, $772,000 and $866,000, respectively.

     In addition to the Credit Agreement, on February 24, 1999 the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based upon the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon the conversion of the Notes, taken together. The Company also issued on August 26, 1999 $2.0 million, 10% Convertible Debentures Due August 26, 2002 to an institutional investor. The principal amount of the Debenture is convertible, at the option of the holder at any time, into shares of the Company's Common Stock based upon the conversion price of $4.00 per share. The Convertible Notes and Convertible Debentures were issued through a private placement; however, the Company has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     The Company's working capital at December 31, 1999 was $5.4 million, inclusive of borrowing of $21.6 million pursuant to the five-year Credit Agreement. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory and recently through its capital expenditure program initiated and completed during 1999 developed a proprietary series of products that can be marketed across a variety of different clients and retail store environments. In addition, as the Company expands its Internet and e-commerce, HMG "e" division, the timing of cash flows for this division will require support through the Company's existing credit facilities and other potential resources.

     In March 2000, the Company retained an investment banker, Friedman, Billings and Ramsey, to advise the Company in the financing of its Internet expansion as well as the increased working capital requirements of its traditional core in-store marketing business. The Company may seek to raise additional capital in order to provide a more rapid growth and expansion of its HMG "e" division as the Company believes that there is significant opportunities to grow this business unit, both organically and through strategic acquisition. In conjunction with its strategic planning, on March 22, 2000, the Company issued $1.5 million in 7% Convertible Notes Due March 22, 2003 to an institutional investor. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $9.60 per share or a price based upon the prevailing market price of the Common Stock in the event that certain maintenance criterion is not met, subject to a maximum issuance of 365,000 shares upon the conversion of the Notes, taken as a whole. The Notes were issued through a private placement; however, the Company has undertaken to register for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     The Company's management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management will continue to expand its

     HMG "e" division prudently and judicially until the results of Friedman, Billings and Ramsey's engagement have materialized. Management believes the Company's investment in an strategic e-commerce division , an expanded client base and future cash flows from operations developed by the Company provide an important basis for future profitability and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.


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

     As of December 31, 1999, the Company believes that it has successfully remediated its client/server business applications for the millennium change. During the third quarter of 1999, the Company installed HMG Schutz and HMG Griffith on line with its client/serve business applications, PC's and workstations such that all Company operations are now tied together under a common shared technology platform. The Company's suppliers also engaged in their Year 2000 testing and as a result, the Company's supplier base experienced limited technological issues and were able to meet the delivery requirements of the Company during the first quarter of 2000. The Company's Year 2000 project is complete as of December 31, 1999 for which the Company incurred approximately $425,000 in hardware upgrades and software enhancements.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rates, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company refinances debt when advantageous. The Company is exposed to the impact of currency fluctuations because of its international operations. At the present time, the Company does not swap or hedge its foreign currency obligations, but will review its policy on hedging on a continuous basis. The Company does not hold or issue derivative or other financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                                 PAGE


     Independent Auditors' Report                                            21

     Consolidated Balance Sheets at December 31, 1999 and 1998               22

     Consolidated Statements of Operations for the Years Ended
       December 31, 1999, 1998 and 1997                                      23

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997                                      24

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 1999, 1998 and 1997                  26

     Notes to Consolidated Financial Statements                              27

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION



     We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                     FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 24, 2000

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                               December 31,
                                                                             1999      1998
                                                                             ----      ----

                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 1) ..................................    $ 5,973     $ 5,730
  Accounts receivable - less allowance
    for doubtful accounts of $781 and $453 (Note 14) ..................     15,607      15,505
  Inventory (Notes 1 and 3) ...........................................     26,395      15,335
  Prepaid expenses ....................................................        997         816
  Other current assets ................................................        464         263
                                                                           -------     -------
     Total current assets .............................................     49,436      37,649

Property and equipment - net (Notes 1 and 4) ..........................      9,877       6,319
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,572 and $2,053 (Notes 1 and 2) ...................      8,584       7,528
Deferred financing costs - net (Note 5) ...............................      1,966        --
Other assets ..........................................................        175         233
                                                                           -------     -------
                                                                           $70,038     $51,729
                                                                           =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations (Note 5) ................    $21,565     $14,801
  Accounts payable ....................................................     19,078      15,933
  Accrued employee compensation and benefits ..........................        950       1,353
  Deferred revenue (Note 1) ...........................................      1,051       2,970
  Accrued expenses ....................................................      1,045       1,575
  Other current liabilities ...........................................        317         213
                                                                           -------    --------
    Total current liabilities .........................................     44,006      36,845

Pension obligation (Notes 1 and 6) ....................................        999       1,147
Convertible notes and debentures (Notes 5 and 15) .....................      7,000       2,160
Promissory note (Note 2) ..............................................      1,600       1,600
Term loans (Note 5) ...................................................      2,480         491
Other long-term liabilities (Note 6) ..................................        397         418
                                                                           -------     -------
                                                                            56,482      42,661
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 12,029,225 and 9,329,205 shares
    issued and outstanding (Note 8) ...................................        120          93
  Additional paid-in capital (Note 8) .................................     39,827      35,335
  Accumulated deficit .................................................    (26,391)    (26,360)
                                                                           -------     -------
                                                                            13,556       9,068
                                                                           -------     -------
                                                                           $70,038     $51,729
                                                                           =======     =======





          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)


                                                                 Year Ended December 31,
                                                           ---------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----

Net revenues (Notes 1 and 10) ...........................   $ 80,045    $ 68,467    $ 46,311

Cost of revenues ........................................     57,145      49,220      33,273
                                                             --------    --------    --------


  Gross profit ...........................................     22,900      19,237      13,038

Selling, general and administrative
  expenses ...............................................     21,349      15,938      11,959
                                                             --------    --------    --------


  Income from operations .................................      1,551       3,299       1,079

Interest income ..........................................        215         274         323

Interest expense (Note 5) ................................     (1,797)     (1,651)     (1,098)

Other income .............................................      -              13         267
                                                             --------    --------    --------


  Income (loss) before provision for income
    taxes ................................................        (31)      1,935         571

Provision for income taxes (Notes 1 and 7) ...............      -             (31)        (42)
                                                             --------    --------    --------


  Net income (loss) ......................................  ($     31)   $  1,904    $    529
                                                             ========    ========    ========


Basic earnings per share (Note 8)
  Net income (loss) per common share .....................   $  -        $   0.21    $   0.06
                                                             ========    ========    ========

  Weighted average number of common
  shares outstanding ..................................... 11,388,303   9,093,715   8,637,528
                                                           ==========   =========   =========


Diluted earnings per share (Note 8)
  Net income (loss) per common and
  common equivalent shares ...............................   $  -        $   0.19    $   0.05
                                                             ========    ========    ========

  Weighted average number of common
  and common equivalent shares ........................... 11,388,303  10,711,659  11,206,460
                                                           ==========  ==========  ==========













          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   Year Ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----
Cash flows from operating activities:
  Cash received from customers ...........................   $ 78,013    $ 64,536    $ 43,091
  Interest received ......................................        233         282         321
  Cash paid to suppliers .................................    (71,742)    (51,312)    (36,481)
  Cash paid to employees .................................    (14,670)    (15,024)     (9,112)
  Income taxes paid ......................................        (28)          (         (30)
  Interest paid ..........................................     (1,385)     (1,651)     (1,098)
                                                             --------    --------    --------
    Net cash used in operating
       activities ........................................     (9,579)     (3,172)     (3,309)
                                                             --------    --------    --------

Cash flows from investing activities:
  Acquisition, net of cash acquired ......................                    138
  Proceeds from the sale of an investment ................                                356
  Capital expenditures ...................................     (4,599)     (1,517)     (1,807)
                                                             --------    --------    --------
    Net cash used in
       investing activities ..............................     (4,599)     (1,379)     (1,451)
                                                             --------    --------    --------

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of  a private placement ................        400         169         540
  Net proceeds from exercise of stock options
    and warrants .........................................        255
  Proceeds derived  from a term loan .....................      3,100                     600
  Proceeds derived from the sale of
    convertible notes and debentures .....................      7,000                   2,200
  Proceeds derived from a credit agreement, net ..........      5,889       3,860       1,315
  Deferred financing costs ...............................     (2,148)
  Principal payments of outstanding debt obligations .....        (75)       (187)       (406)
                                                             --------    --------    --------
    Net cash provided by financing
       activities ........................................     14,421       3,842       4,249
                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents .....        243        (709)       (511)

Cash and cash equivalents at beginning of year ...........      5,730       6,439       6,950
                                                             --------    --------    --------

Cash and cash equivalents at end of year .................   $  5,973    $  5,730    $  6,439
                                                             ========    ========    ========
















          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----
Reconciliation of net income (loss) to net cash
 used in operating activities:

  Net income (loss) ......................................  ($    31)    $  1,904    $    529

Adjustments  to  reconcile  net  income  (loss)  to net
 cash  used in  operating activities:
  Depreciation and amortization ..........................      1,560       1,118         882
  Other income ...........................................                                267

Decrease (increase) in assets, net of effects
 of acquisition:
    Accounts receivable ..................................       (120)     (5,448)     (1,991)
    Inventory ............................................    (11,060)     (7,210)     (2,457)
    Prepaid expenses .....................................       (127)       (347)       (319)
    Other assets .........................................        100         (47)        (77)

Increase (decrease) in liabilities, net of effects
 of acquisition:
    Accounts payable .....................................      3,145       6,381       2,926
    Deferred revenue .....................................     (1,919)      1,537      (1,231)
    Accrued expenses .....................................       (979)     (1,032)     (1,329)
    Pension obligation ...................................       (148)        (28)       (509)
                                                             --------    --------    --------

   Net cash used in operating activities .................  ($  9,579)  ($  3,172)  ($  3,309)
                                                             ========    ========    =======


Non-cash investing and financing activities:
  Fair value of assets acquired in
    connection with an acquisition .......................   $    115    $  4,059
  Fair value of liabilities assumed
    in connection with an acquisition ....................   $     85    $  5,481
  Common stock issued in connection
    with acquisitions ....................................   $  1,400    $    110
  Promissory note, net of imputed
    interest, issued in connection with
    an acquisition .......................................               $  1,600
  Common stock issued in connection
    with an employee benefit plan ........................   $    152    $    154    $    160
 Common stock issued in connection with
    the conversion of debentures .........................   $  2,160    $    40
  Warrants issued as part of a consulting agreement ......   $    368    $    221    $     50










          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                 Additional                     Total
                                             Common Stock         Paid-in      Accumulated   Stockholders'
                                             ------------
                                            Shares      Amount    Capital        Deficit        Equity
                                            ------      ------    -------        -------        ------

Balance at December 31, 1996 .........     8,129,589    $   81    $33,903       ($28,793)      $ 5,191

Shares sold as part of a
  private placement ..................       635,000         6        534                          540
Issuance of warrants as part of a
  consulting agreement ...............                                 50                           50
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan ..........       159,561         2        158                          160
Net income ...........................                                529                          529
                                         -----------    ------    -------        -------        ------

Balance at December 31, 1997 .........     8,924,150        89     34,645        (28,264)        6,470

Shares sold as part of a
  private placement ..................       150,000         2        167                          169
Issuance of shares as part of
  an acquisition .....................       100,000         1        109                          110
Issuance of shares pursuant
  to conversion of debentures ........        32,000                   40                           40
Issuance of warrants as part of a
  consulting agreement ...............                                221                          221
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan ..........       123,055         1        153                          154
Net income ...........................                              1,904                        1,904
                                         -----------    ------    -------        -------        ------

Balance at December 31, 1998 .........     9,329,205        93     35,335        (26,360)        9,068

Shares sold as part of a
  private placement ..................       100,000         1        399                          400
Issuance of shares as part of
  an acquisition .....................       350,000         3      1,397                        1,400
Issuance of shares pursuant
  to conversion of debentures ........     1,728,000        17      1,928                        1,945
Issuance of warrants as part
  of consulting agreements ...........                                368                          368
Issuance of shares as part of exercise
  of stock options and warrants ......       447,768         5        250                          255
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan ..........        74,252         1        150                          151
Net loss .............................                                (31)                         (31)
                                         -----------    ------    -------        -------       -------

Balance at December 31, 1999 .........    12,029,225    $  120    $39,827       ($26,391)      $13,556
                                         ===========    ======    =======        =======       =======


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

     The Company, using its marketing resources and expertise, is engaged in the design, development, production and assembly of in-store, or point-of-purchase, marketing and merchandising fixture and display systems. The Company's operations are conducted principally through five operating wholly-owned subsidiaries and a recently acquired, 80%-owned subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Schutz International, Inc. ("HMG Schutz"), HMG Griffith, Inc. ("HMG Griffith") and Ego Media, Inc. ("Ego Media"). The Company conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

     Principles of Consolidation: The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates: Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory: Inventory, consisting principally of merchandising display components, is stated at the lower of cost or market on a standard cost basis, which approximates average cost. Costs incurred in the design, development and engineering of merchandising fixtures and display programs, including salaries and preproduction expenses, are capitalized as part of work-in-process inventory (see Note 3).

     Property and Equipment: Property and equipment are stated at cost. Equipment under capital leases is recorded at the present value of minimum lease payments at the inception of the lease. Depreciation is computed based upon the estimated useful lives of the assets using the straight-line method. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Excess of Cost Over Fair Value of Assets Acquired: The excess of cost over fair value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years for acquisitions consummated prior to 1998 and over fifteen years for any acquisitions consummated in 1998 and thereafter. Related amortization expense was approximately $519,000, $438,000, and $408,000, for the years ended December 31,1999, 1998 and 1997, respectively (see Note 2). The periods of amortization are reviewed on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair value of assets acquired relates. The excess of cost over fair value of assets acquired will be written off if it becomes evident that it has been permanently impaired.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 1 - Organization and Significant Accounting Policies  (continued)

     Deferred Financing Costs: The Company incurred approximately $2.1 million in finance acquisition costs associated with various bank lines of credit and convertible debentures. The Company capitalizes such costs and amortizes them over the life of the applicable credit facility. At December 31, 1999, the Company charged to operations approximately $170,000 in deferred financing amortization costs.

     Fair Value of Financial Instruments: The fair value of the revolving credit facility, promissory notes, term loans and convertible debentures approximates carrying value due to the short maturities.

     Foreign Currency Translation: The functional currency of HMG Griffith is the Canadian Dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Income and expense items are translated at the average exchange rates during the respective periods. All translation adjustments realized by the Company during 1999 and 1998, which in total were not material, were charged to operations.

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

     Earnings Per Share: Earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Common shares issuable upon exercise of stock options and warrants are included in the computation of diluted earnings per share, unless they are anti-dilutive (see
Note 8), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

     Employee Benefit Plans: The Company and its subsidiaries sponsor a series of defined benefit and defined contribution plans for its union and non-union employees. For the defined benefit plans, the Company has adopted SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits" (see Note 6).

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 1 - Organization and Significant Accounting Policies (continued)

     Accounting for Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements (see Note 8).


Note 2 - Acquisitions

Ego Media

     Effective September 28, 1999, the Company consummated the acquisition of 80% of Ego Media, Inc., a New York-based, leading edge, technology-based, Internet web-brand development and communications company. Pursuant to the terms of th acquisition agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock, valued at $4.00 per share. Ego Media has recently emerged from the development stage, focusing upon developing web-brand marketing strategies for clients seeking to engage in "e-commerce". Pursuant to the terms of the transaction, the Company has recorded approximately $1.4 million as the excess cost over fair market value of assets acquired. For the three months ended December 31, 1999, Ego Media's revenues were $58,000 and incurred a loss of $214,000 which has been charged to operations.

HMG Schutz Operations

     Effective August 1, 1998, the Company consummated the acquisition of the business of HMG Schutz, a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.6 million Promissory Note, as adjusted, net of imputed interest of $278,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest at the prime rate per annum. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. To date, the Company has recorded aggregate contingent payments of $306,000 pursuant to the terms of the Purchase Agreement. The Company also acquired an option to purchase, at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 2 - Acquisitions (continued)

     The Company recorded the assets and liabilities of HMG Schutz based upon their estimated fair market values as of the acquisition date. Additionally, the Company recorded $1.4 million as the excess of cost over the fair market value of assets acquired. At December 31, 1999, the adjusted acquisition costs of HMG Schutz was as follows:

                                                               Amount
                                                           (in thousands)
     Consideration:
       Promissory note                                          $1,600
       Issuance of 100,000 shares of Common Stock                  110
       Contingent payments earned in 1998 and 1999                 306
       Transaction costs and related expenses                      778
                                                                ------
                                                                 2,794
     Fair market value of assets acquired                        1,245
     Excess of cost over fair market value of assets acquired   $1,549
                                                                ======


Note 3 - Inventory

     Inventory consisted of the following components at December 31, 1999 and 1998:

                                         December 31,
                                     -------------------
                                      1999         1998
                                      ----         ----
                                       (in thousands)

     Finished goods                  $ 7,945     $ 3,549
     Work-in-process                   8,018       3,789
     Raw materials                    10,432       7,997
                                     -------     -------
                                     $26,395     $15,335
                                     =======     =======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 4 - Property and Equipment

     The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at December 31, 1999 and 1998:

                                       December 31,
     Description                    1999         1998      Estimated Useful Life
     -----------                    ----         ----      ---------------------
                                                              (in thousands)
     Land                          $   528     $   528
     Buildings and improvements      3,028       2,876      40 years
     Equipment                       2,528       2,047      3-7 years
     Furniture and fixtures            683         911      5 years
     Leasehold improvements          1,035         518      Lesser of lease term
                                                            or eight years
     Tooling                         5,177       1,983      3-10 years
                                   -------     -------
                                    12,979       8,863
     Less:  accumulated
       depreciation and
       amortization                  3,102       2,544
                                   -------     -------

                                   $ 9,877     $ 6,319
                                   =======     ======

     Depreciation and amortization expense for property and equipment for the years ended December 31, 1999, 1998 and 1997 was approximately $1.0 million, $680,000 and $474,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 5 - Long-term Obligations

     Long-term obligations at December 31, 1999 and 1998 are as follows:

                                             December 31,
                                       1999               1998
                                       ----               ----
                                          (in thousands)
     Revolving credit facility       $20,945            $14,614
     Term loan                         3,100                678
     Promissory note                   1,600              1,600
     Convertible debentures            7,000              2,160
                                     -------            -------
                                      32,645             19,052
     Less: current maturities         21,565             14,801
                                     -------            -------
                                     $11,080            $ 4,251
                                     =======            =======

Revolving Credit Facility and Term Loan

     On August 26, 1999, the Company consummated a $35.0 million five-year Revolving Credit Term Loan and Security Agreement, as amended, ("Credit Agreement") with a financial institution. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien on and a security interest in the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

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

     Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum.

     Prior to August 26, 1999, the Company maintained a $17.0 million credit facility with a financial institution which provided for a secured revolving line of credit and term loan which advanced up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash and cash equivalents and marketable securities. Borrowings under the prior credit facility were charged interest at either the institution's prime rate plus 3/4% per annum and required the Company to pay a quarterly commitment fee at a rate of one half of 1% per annum of the average unused amount of funds available.

     The average balance outstanding under the Company's credit agreements for the years ended December 31, 1999, 1998 and 1997 was approximately $17.5 million, $17.2 million, and $10.9 million, respectively, at the weighted average interest rate of 8.5%, 9.7% and 9.6%, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 5 - Long-term Obligations (continued)

Convertible Notes and Debentures
     Effective September 30, 1997, the Company issued $2.2 million 10% Convertible Debentures due September 30, 2000 ("Debentures") through a private placement ("Private Placement"). The Debentures required interest at the rate of 10% per annum and were convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $1.25 per share. In February 1999, the Company's convertible debenture holders elected to convert the then outstanding $2.1 million of debentures into Common Stock at $1.25 per share pursuant to the terms of the debentures. As a consequence of the conversion, the Company issued 1,728,000 shares of Common Stock and retired the convertible debentures.

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

     On August 26, 1999, the Company issued a $2.0 million, 10% Convertible Debenture Due August 26, 2002 ("Debenture") and a warrant for an additional 41,667 shares of Common Stock at an exercise price of $4.00 per share expiring August 27, 2002 to an institutional investor. The Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock ("Conversion Shares"), $0.01 par value, based upon the conversion price of $4.00 per share. The Debenture was issued through a private placement; however, the Company registered for resale the underlying shares which may be issued upon the conversion of the Debenture under the Securities Act of 1933.

Future Minimum Payments
     At December 31, 1999, future minimum payments under the Company's long term obligations, are as follows:

                           Year                           Amount
                           ----                           ------
                                                      (in thousands)
                           2000                         $   700
                           2001                             940
                           2002                           7,940
                           2003                             940
                           2004                             940
                           Thereafter                       320
                                                        -------
                                                        $11,780
                                                        =======

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

     Pursuant to the terms of the Pension Plan, HMG Intermark's union employees, with dates of hire prior to April 1, 1996, generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 7.5%. HMG Intermark union employees with dates of hire subsequent to March 31, 1996 are not eligible for retirement benefits pursuant to the terms of this Pension Plan. Alternatively, such post March 31, 1996 hirees and all other HMG Intermark union employees are covered, effective January 1, 1997, by the HMG Intermark Capital Accumulation Plan, a defined contribution plan qualifying under the IRC Section 401(k). The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan. Additional discretionary contributions can be made at the option of HMG Intermark.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 6 - Employee Benefit Plans  (continued)

     The following is a summary of the components of defined benefit pension costs for the years ended December 31, 1999, 1998 and 1997 and the accumulated pension obligation of HMG Intermark at December 31, 1999 and 1998:


                                              For the Years Ended December 31,
                                              --------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                      (in thousands)
Net periodic cost
Service cost - benefits earned during
  the period with interest .................    $  39       $   4       $  41
Interest cost on accumulated
  benefit obligation .......................      337         345         342
Expected return on assets ..................     (359)       (302)       (257)
                                                -----       -----       -----
  Net periodic pension cost ................    $  17       $  85       $ 126
                                                =====       =====       =====


                                                    December 31,
                                                    ------------
                                                 1999        1998
                                                 ----        ----
                                                  (in thousands)
Accumulated pension obligation:
Benefit obligation at beginning of year ........$ 5,217    $ 5,129
Service costs ..................................      3         42
Interest costs .................................    337        345
Actuarial loss (gain) ..........................   (270)        86
Benefits paid ..................................   (401)      (385)
                                                -------    -------
  Vested benefits obligation at
   end of year .................................  4,922      5,217
                                                -------    -------
Fair value of plan assets at
  beginning of year ............................  4,340      3,829
Actual return on plan assets ...................    577        594
Employer contribution ..........................    232        302
Benefits paid ..................................   (401)      (385)
                                                -------    -------
  Fair market value of plan assets at
   end of year .................................  4,748      4,340
                                                -------    -------
Funded status ..................................   (174)      (877)
  Unrecognized net actual gain .................   (843)      (355)
                                                -------    -------
  Accrued pension benefit obligation ........... (1,017)    (1,232)
  Less: current portion ........................     18         85
                                                -------    -------
  Pension obligation - long-term ..............($   999)  ($ 1,147)
                                                =======    =======

     Pursuant to the terms of the Health Care Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 1999 and 1998, the Company has included as a component of other long-term liabilities approximately $316,000 and $326,000,

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 6 - Employee Benefit Plans  (continued)

respectively, relating to the unfunded Health Care Plan obligation. The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 7.5% and (iii) a gross medical cost increase of an average of 7% for the next five years and 5% increase thereafter.

     The following is a summary of the components of the Health Care Plan costs for the years ended December 31, 1999, 1998 and 1997 and the accumulated health care obligation of HMG Intermark at December 31, 1999 and 1998:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                       (in thousands)
  Net periodic cost:
 Service cost - benefits earned during
     the period with interest ..................$   3       $   3       $   6
Interest cost on accumulated benefit obligation    17          21          32
Recognized net actuarial (gain) loss ...........   (7)         (2)          7
                                                -----       -----       -----
    Net periodic health care cost ..............$  13       $  22       $  45
                                                =====       =====       =====


                                                     December 31,
                                                     ------------
                                                  1999      1998
                                                  ----      ----
                                                   (in thousands)
Accumulated health care obligation:
Benefit obligation at beginning of year ........$   282    $   327
Service costs ..................................      3          3
Interest costs .................................     17         21
Actuarial loss (gain) ..........................     12       (32)
Benefits paid ..................................    (48)      (37)
                                                -------    ------
  Benefit obligation at end of year ............    267       282
Employer contribution ..........................     48        37
Benefits paid ..................................    (48)      (37)
                                                -------    ------
Funded status ..................................   (267)     (282)
   Unrecognized net actuarial gain .............    (62)      (82)
                                                -------    ------
   Accrued health care obligation ..............   (329)     (364)
   Less: current portion .......................     13        38
                                                -------    ------
   Health care obligation - long-term .........($   316)  ($  326)
                                                =======    ======

     At December 31, 1999, the effect of a 1% increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest components of net periodic post-retirement health care benefits cost and the accumulated post-retirement benefit obligation is an increase of $1,000 and $15,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 6 - Employee Benefit Plans  (continued)

Capital Accumulation Plan

     The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC Section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan subject to Internal Revenue Code limitations. In addition, the HMG Worldwide Corporation Capital Accumulation Plan and Trust provides an employer matching provision whereby the Company contributes fifty cents for every dollar of employee contribution up to 6% of base compensation. Company contributions of approximately $245,000, $145,000 and $149,000 were made and charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     The HMG Worldwide Corporation Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes up to 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $253,000, $161,000 and $154,000 were made and charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively. The plan also allows the Company to make discretionary contributions at the end of the plan year. The Company did not make any discretionary contributions for these years.


Note 7 - Income Taxes

     The components of the provisions for income taxes are as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                 1999      1998      1997
                                                 ----      ----      ----
                                                       (in thousands)
        Current:
   State and local ...................           $ -       $ 31      $ 42
                                                 ----      ----      ----
                                                   -         31        42
                                                 ----      ----      ----

Deferred:
   Federal ...........................             -        -         -
   State and local ...................             -        -         -
                                                 ----      ----      ----
                                                   -        -         -
                                                 ----      ----      ----
                                                 $ -       $ 31      $ 42
                                                 ====      ====      ====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 7 - Income Taxes (continued)

     The following is a summary of the significant components of the Company's deferred taxes:

                                                               December 31,
                                                               ------------
                                                          1999            1998
                                                          ----           -----
                                                             (in thousands)
     Deferred taxes:
  Net operating loss carryforwards .............       $ 15,450        $ 15,404
  Accruals not currently deductible ............             90              89
  Inventory capitalization .....................            100              54
  Depreciation .................................            750             757
  Other ........................................            190             193
                                                       --------        --------
    Subtotal ...................................         16,580          16,497
Less: Valuation allowance ......................        (16,580)        (16,497)
                                                       --------        --------
  Net deferred taxes ...........................       $   --          $   --
                                                       ========        --------

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $34.6 million which expire during the years 2001 through 2013.

     A reconciliation of the tax provisions and amounts computed by applying the federal income tax rate of 35% to the income (loss) before income taxes is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 1999      1998         1997
                                                 ----      ----        -----
                                                      (in thousands)
Computed tax, net of
  valuation allowance ......................     $ -       $ -       $ -
State and local income taxes ...............       -         31         42
                                                 ----      ----      -----
                                                 $ -       $ 31      $  42
                                                 ====      ====      =====


Note 8 - Stockholders' Equity

Common Stock
     In December 1996, the Company initiated a private placement ("HMG Private Placement") whereby the Company offered for sale Common Stock at $1.00 per share. Pursuant to the terms of the HMG Private Placement, for the year ended December 31, 1997 the Company sold an aggregate of 635,000 shares of its Common Stock at $1.00 per share from which it derived net proceeds of approximately $540,000. For the year ended December 31, 1998, the Company sold an aggregate of 150,000 shares of its Common Stock pursuant to a private placement from which it derived net proceeds of approximately $169,000 and the Company issued 100,000 shares of its Common Stock, valued at $110,000, pursuant to the Purchase Agreement of HMG Schutz. Additionally, for the years ended December 31, 1999, 1998 and 1997, the Company contributed 74,252, 123,055 and 159,561 shares of Common Stock, respectively, valued at $2.04, $1.25 and $1.00 per share, respectively, to the HMG Worldwide Corporation Capital Accumulation Plan. From December 1998 through February 1999, an aggregate of $2.2 million of debentures were converted into 1,760,000 shares of Common Stock at the election of the debenture holders.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 8 - Stockholders' Equity (continued)

     For the year ended December 31, 1999, the Company issued 100,000 shares of Common Stock pursuant to the terms of a private placement from which it derived net proceeds of approximately $400,000. In addition, the Company derived net proceeds of approximately $255,000 through the exercise of stock options and warrants for which the Company issued 447,768 shares. Effective September 28, 1999, the Company consummated the acquisition of 80% of Ego Media, Inc., a New York-based, leading edge, technology-based, Internet web-brand development and communications company. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock, valued at $4.00 per share.

Stock Options and Warrants
     The Company maintains six stock option plans ("Stock Option Plans") which have been adopted by the Board and subsequently approved by its stockholders. The total number of shares reserved and available under the Stock Option Plans are 3,092,409 shares. For the years ended December 31, 1999, 1998 and 1997, the Company issued incentive-based stock options and stock warrants outside of the Stock Option Plans of 2,108,083, 175,000 and 460,000, respectively. The stock options were granted to certain employees and directors of the Company. In addition during 1997, the Company issued 50,000 warrants exercisable at $1.00 per warrant in connection with the purchase of certain assets for the Company's Canadian office. The Company also issued in 1997 an aggregate of 226,000 warrants exercisable at $1.25 per warrant to Ivan Berkowitz, a director to the Company, and an associate in connection with the Company's Private Placement of the Debentures and other financial consulting services performed on behalf of the Company. During 1998, as part of the acquisition and refinancing activities sponsored by the Company, the Company recorded a $221,000 increase to additional paid-in capital, using the Black-Scholes option pricing model, for the issuance of 650,000 warrants to acquire the Company's Common Stock at an average exercise price of $1.10 per share. Of such warrants, 31,250 warrants were issued to Ivan Berkowitz.

     In September 1999, the Company entered into a consulting agreement with Strategic Capital Consultants, Inc. ("Strategic Capital") whereby the Company engaged Strategic Capital to provide strategic consulting services regarding the overall business operations of the Company including but not limited to (i) acquisitions, (ii) marketing initiatives, (iii) financial operations, (iv) public relations and (v) the development of a strategic short and long-term business plan. The term of the Consulting Agreement is one year. Additionally, as compensation for Strategic Capital's services, the Company issued 900,000 warrants exercisable at $4.00 per share. The Company recorded a $368,000 increase to additional paid-in capital, using the Black-Scholes option pricing model for the issuance of 900,000 warrants to Strategic Capital, 41,667 warrants issued in connection with the issuance of the $2.0 million convertible debentures and 25,000 warrants issued to Arno GmbH, a European-based in-store marketing company for which the Company has developed certain joint marketing initiatives.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 8 - Stockholders' Equity (continued)

     The following is a summary of stock option and warrant transactions for the years ended December 31, 1999, 1998 and 1997:

                                                                           Weighted
                                                                           Average
                                                              Number of    Exercise
                                                                Shares      Price
                                                                ------      -----

Options and warrants outstanding at January 1, 1997 ......    2,427,328     $1.99
  Options and warrants granted ...........................      876,950      1.13
  Options and warrants exercised .........................         --         --
  Options and warrants canceled ..........................     (225,450)     7.01
                                                              ---------

Options and warrants outstanding at December 31, 1997 ....    3,078,828      1.35
  Options and warrants granted ...........................    1,490,500      1.39
  Options and warrants exercised .........................         --         --
  Options and warrants canceled ..........................      (10,900)     1.04
                                                              ---------

Options and warrants outstanding at December 31, 1998 ....    4,558,428      1.38
  Options and warrants granted ...........................    3,096,749      3.76
  Options and warrants exercised .........................     (447,768)     1.29
  Options and warrants cancelled .........................      (19,102)     1.20
                                                              ---------

Options and warrants outstanding at December 31, 1999 ....    7,188,307     $2.39
                                                              =========     =====


     The following is a summary of stock options and warrants outstanding at December 31, 1999:

                           Exercisable and        Weighted         Weighted
        Range of             Outstanding           Average         Average
        Exercise            At December 31,      Contractual       Exercise
         Price                  1999           Period in Years       Price
         -----                  ----           ---------------       -----

      $0.94 - $1.50          2,280,430              6.0             $1.11
      $1.51 - $1.99          1,752,128              4.4              1.64
      $2.00 - $2.99            542,000              8.9              2.71
      $3.00 - $3.99          1,545,000              9.7              3.88
      $4.00 - $4.99          1,068,749              4.6              4.00
                             ---------              ---             -----

      $0.94 - $4.99          7,188,307              6.4             $2.39
                             =========              ===             =====

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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 8 - Stockholders' Equity (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 1999, 1998 and 1997 was $0.11, $0.16 and $0.25 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 5.5%; volatility factor of expected market price of the Company's Common Stock of 40% and a weighted average expected life of the option of 6.4 years. Under the provisions of SFAS No. 123, the Company's pro forma compensation expense arising from the grant of stock options for the year ended December 31, 1999 was approximately $136,000 and pro forma net loss and basic loss per share would have been approximately $167,000 and $0.01 per share, respectively. For the year ended December 31, 1998, pro forma compensation expense was approximately $26,000 and pro forma net income, basic earnings per share and diluted earnings per share would have been $1.9 million, $0.21 per share and $0.19 per share, respectively. For the year ended December 31, 1997, pro forma compensation expense was approximately $110,000 and pro forma net income and basic earnings per share and diluted earnings per share would have been approximately $418,000, $0.05 per share and $0.02 per share, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 8 - Stockholders' Equity (continued)

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1999 and 1998:

                                          For the Year Ended December 31, 1999
                                          ------------------------------------
                                          Loss            Shares       Per Share
                                       (Numerator)     (Denominator)    Amount
                                       -----------     -------------    ------
                                         (in thousands, except per share data)

Net loss ............................    ($  31)

Basic loss per share
  Loss attributable to
    common stockholders .............    ($  31)          11,388         $  -
                                          ======          ======         =====


                                         For the Year Ended December 31, 1998
                                         ------------------------------------
                                         Income           Shares       Per Share
                                       (Numerator)     (Denominator)    Amount
                                       -----------     -------------    ------
                                         (in thousands, except per share data)

Net income ..........................     $1,904

Basic earnings per share
  Income available to
    common stockholders .............     $1,904           9,094         $0.21
                                                                         =====

Effect of dilutive securities
 Convertible debentures .............        165           1,320
  Stock options and warrants ........        -               298
                                          ------          ------         -----

Diluted earning per share
  Income available to common
    stockholders ....................     $2,069          10,712         $0.19
                                          ======          ======         =====


                                         For the Year Ended December 31, 1997
                                         ------------------------------------
                                          Income           Shares      Per Share
                                        (Numerator)     (Denominator)   Amount
                                        -----------     -------------   ------
                                         (in thousands, except per share data)

Net income ..........................     $  529

Basic earnings per share
  Income available to
    common stockholders .............     $  529           8,638         $0.06
                                                                         =====

Effect of dilutive securities
  Stock options and warrants ........        -             2,568
                                          ------          ------         -----

Diluted earning per share
  Income available to common
    stockholders ....................     $  529          11,206         $0.05
                                          ======          ======         =====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 9 - Lease Commitments

     The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At December 31, 1999 future minimum payments under noncancellable operating leases are as follows:

                           Year                         Amount
                                                    (in thousands)

                           2000                         $1,878
                           2001                          1,957
                           2002                          1,721
                           2003                          1,186
                           2004                            696
                           Thereafter                      234
                                                        ------
                                                        $7,672

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2.0 million, $1.3 million and $800,000, respectively.


Note 10 - Significant Clients

     For the year ended December 31, 1999, no one client accounted for 10% or more of net revenues. Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended December 31, 1998 and 1997 were as follows:

                                              1998     1997
                                              ----     ----
     Procter & Gamble Co.                     12%      12%
     CVS/Pharmacy, Inc.                       11%
     Bristol Meyers Squibb, Co.                        12%
     Wal*Mart Stores, Inc.                             11%


Note 11 - Foreign Operations

     The Company opened an office in Toronto, Canada effective July 1, 1997. For the years ended December 31, 1999, 1998 and the six months ended December 31, 1997, the Canadian operations generated revenues of approximately $4.5 million, $3.5 million and $494,000, respectively, realized income from operations of $17,000, $218,000 and incurred a loss from operations of $31,000, respectively, and had identifiable assets of $2.1 million, $1.7 million and $447,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



     Note 12 - Acquisition of HMG Intermark and Long-Term Supply Contract with Foster Grant

     The Company has a long-term supply contract ('Supply Contract"), that requires Foster Grant, subject to certain conditions, to purchase at least 70% of its in-store merchandising display purchases from the Company through December 2005 with average annual purchases to aggregate no less than $2.5 million. The Supply Contract contains provisions which include (i) Foster Grant's right to competitively bid its merchandising display purchases with comparable suppliers of the Company, (ii) the Company must meet certain price criteria with its services and (iii) the Company has the right of last refusal on all merchandising display programs on which it has placed a bid with Foster Grant.


Note 13 - Related Party Transactions

     For the years ended December 31, 1999, 1998 and 1997, the Company incurred a total of approximately $477,000, $170,000 and $433,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.


Note 14 - Commitments and Contingent Liabilities

     The Company from time to time is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     HMG maintains an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended December 31, 1999, 1998 and 1997, approximately $87,000, $112,000 and $26,000, respectively, related to this agreement were charged to operations.

     The Company is potentially subject to significant concentrations of credit risk on its cash and short-term investments (cash equivalents) and accounts receivable. Short-term investments are in commercial paper of corporations with high credit ratings and securities of U.S. Government agencies and are held by one financial institution with a high credit standing. Receivables, which under normal trade terms are not secured, are from a number of large retail and consumer products companies. The three customers with the largest balances account for approximately 38% of accounts receivable at December 31, 1999.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Note 15 - Subsequent Events

     In February 2000, one institutional holder of the Company's convertible notes elected to convert $1.0 million of the outstanding $5.0 million notes into Common Stock at $4.00 per share pursuant to the terms of the notes. As a consequence of the conversion, the Company issued 266,675 shares of Common Stock, inclusive of accrued interest, and retired $1.0 million of the convertible notes.

     On March 22, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 22, 2003 to an institutional investor. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $9.60 per share or a price based on the prevailing market price of the Common Stock in the event that certain maintenance criterion is not met, subject to a maximum issuance of 375,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company has undertaken to register for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1999.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company are as follows:

                                                                      Associated
                                                                       with the
                                                                        Company
Name                       Age            Offices Held                   Since
----                       ---            ------------                   -----

Michael Wahl               62           Chairman of the Board            1984
                                        and Director

Andrew Wahl                39           Chief Executive                  1984
                                        Officer and Director

L. Randy Riley             48           President, Chief Operating       1993
                                        Officer and Director

Robert V. Cuddihy, Jr.     40           Executive Vice President,        1987
                                        Principal Accounting and
                                        Chief Financial Officer
                                        and Chief Information
                                        Officer and Director

Herbert F. Kozlov          47           Secretary and Director           1988

Ivan Berkowitz             54           Director                         1998

Bernard Stolar             53           Director                         1999

Lawrence J. Twill, Sr.     62           Director                         1987


     MICHAEL WAHL has been a Director of the Company since its inception in May 1984. Since October 1993, Mr. Wahl has served as the Chairman of the Board of the Company. Mr. Wahl was the Company's Chief Executive Officer, from October 1993 through February 2000. Mr. Wahl served as the President of HMG from 1976 to April 1986.

     ANDREW WAHL has been a Director of the Company since its inception in May 1984. Mr. Wahl became the Chief Executive Officer of the Company in February 2000 and relinquished his role as President. Mr. Wahl previously served in this capacity from May 1984 to October 1993 prior to the acquisition of HMG, at which time Mr. Wahl relinquished his role as Chief Executive Officer. Mr. Wahl was the President from October 1993 to February 2000. In December 1990, Mr. Wahl became the Secretary of the Company. From July 1987 to October 1993, Mr. Wahl served as the Company's Chairman of the Board. Additionally, Mr. Wahl served as the Company's President from May 1984 until December 1990.

From September 1980 until May 1984, Mr. Wahl served as Vice President for HMG, where his primary responsibilities were in the areas of new business development and pension and profit-sharing management.

     L. RANDY RILEY has been a Director of the Company since March 1994. Mr. Riley became the President and Chief Operating Officer of the Company in February 2000. Mr. Riley is, and for at least the past five years has been, employed by HMG in an executive capacity, most recently as President of HMG. He was previously employed by Ernest & Julio Gallo and by Colgate-Palmolive Company in senior marketing positions.

     ROBERT V. CUDDIHY, JR. has been the Company's Chief Financial Officer since July 1987 and a Director since February 1988 and the Chief Information Officer since February 2000. From March 1989 through February 2000, Mr. Cuddihy also served as the Chief Operating Officer of the Company. From December 1990 through October 1993, Mr. Cuddihy served as the Company's President. From July 1981 until July 1987, Mr. Cuddihy was with KPMG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager.

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

     BERNARD STOLAR has been a Director of the Company since December 1999. Mr. Stolar is President of Mattel Interactive and is responsible for all of Mattel's software, online and computer-enhanced toys, including all product and business development, marketing, sales and operations. Mr. Stolar joined Mattel in January 2000 after serving as President and Chief Operating Officer of Sega of America and Sega Entertainment. Before joining Sega, Mr. Stolar was a member of the management team at Sony Computer Entertainment of America that launched the Sony PlayStation.

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

Section 16(a) Beneficial Ownship Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3 and 4 and amendments thereto furninshed to the Company during the fiscal year ended December 31, 1999, and Forms 5 and amendments thereto with respect to such year and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during teh most recent fiscal year or prior fiscal years.

Item 11. Executive Compensation.

Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1999, 1998 and 1997 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 1999.

                                                    Summary Compensation Table

                                                                               Long-Term Compensation
                                                                               ----------------------
                                         Annual Compensation                     Awards             Payouts
                                         -------------------                     ------             -------
                                                             Other                     Number of                All
Name and                                                     Annual       Restricted   Securities   Long-Term   Other
Principal                                                    Compen-      Stock        Underlying   Incentive   Compen-
Position                     Year      Salary     Bonus      sation (1)   Awards       Options      Payouts     sation
---------                    ----      ------     -----      ----------   ------       -------     ----------   -------

Michael Wahl                 1999     $250,000   $ 50,000                              415,000
  Chairman of the            1998     $250,000   $   -                                  60,000
  Board                      1997     $250,000   $   -                                  35,000

Andrew Wahl                  1999     $250,000   $150,000                              715,000
  Chief Executive            1998     $250,000   $   -                                  60,000
  Officer                    1997     $250,000   $   -                                  35,000

L. Randy Riley                        $250,000   $123,012 (2)                          140,000
  President and Chief        1998     $250,000   $149,022 (2)                           60,000
  Operating Officer          1997     $250,000   $   -                                  35,000

Robert V. Cuddihy, Jr.       1999     $250,000   $ 50,000                              140,000
  Chief Financial Officer    1998     $250,000   $   -                                  60,000
  Chief Information Officer  1997     $250,000   $   -                                  35,000

(1) Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.
(2) Mr. Riley received in 1998 and 1999 incentive compensation of $149,022 and $123,012, respectively, based upon his marketing and sales initiatives as established by the Board of Directors.


     Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 1999 and prior years under the Company's Stock Option Plans and other compensation plans.


                         Aggregated Option Exercises in Last Fiscal Year
                                and Fiscal Year End Option Values

                                              Number of Securities
                  Number of                   Underlying Unexercised       Value of Unexercised
                  Shares                      Options at                   In-the-Money Options
                  Acquired                    December 31, 1999            at December 31, 1999
                                              -----------------------      --------------------
                  on           Value                          Unexer-                   Unexer-
Name              Exercise     Realized       Exercisable     cisable      Exercisable  cisable
----              --------     --------       -----------     -------      -----------  -------

Michael Wahl                                   1,109,828                   $3,894,556

Andrew Wahl                                    1,331,750                   $5,717,117

L. Randy Riley                                   458,850                   $2,300,115

Robert V.
 Cuddihy, Jr.                                    458,850                   $2,321,873


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

     During 1999, the Board approved the grant of stock options, to a number of employees, including executive officers. The grant of options were approved after considering the Company's continued expansion in 1999 as its strategy to expand its existing client base through organic growth and to strategically acquire complementary businesses.

     The Company's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been recently expanded to include web-consulting, web-branding and web-design services. The Company is cultivating a seamless marketing solutions strategy to offer consistent online and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the "new economy".

     The Company's heritage has been to provide in-store marketing systems and services that influence a consumer's purchase decision at the point-of-purchase, historically at a retail store location. The Company's expertise has been creating brand identity and brand awareness, combined with the creative design of merchandising and display systems, that influence a consumer's purchase decisions. The Company plans to capitalize on its expertise and experience in product branding, design services and consumer buying habits by expanding its services to Web-based marketing. By adding Web-based services to its service offerings, the company has the capability to converge in-store retail marketing with online e-tail marketing.

     In an effort to effectively focus its online initiatives, the Company has recently formed the HMG "e" division, consisting of its first acquisition of 80% of Ego Media. The Company will initially implement its strategy by introducing the Web-consulting services of Ego Media to select companies in its current client base. The goal of the Company's converged strategy is to develop a client's brand online in a manner that is consistent with the brand's identity in-store and elsewhere, in a universally integrated message to consumers. The Company believes that its advantage in offering Web-consulting services to its client base exists in its knowledge of its clients' brands and its extensive research and experience in consumers' buying habits.

     The Company revenues for the year ended December 31, 1999 grew organically 16.9% to $80.0 million as compared to $68.5 million for the year ended December 31, 1998. Additionally, for the year ended December 31, 1999, the Company incurred non-recurring costs which have been charged to operations of approximately $1.8 million in transition and integration expenses, principally in the form of personnel redundancies, associated with (i) consolidation of the Company's production and distribution operations in Reading, Pennsylvania ("Reading"), $871,000, (ii) consolidation of product development operations between New York and Reading operating centers, $650,000, and (iii) the streamlining of the account management and client service operations in New York and Chicago, $236,000. Furthermore, Ego Media, acquired September 28, 1999, incurred a loss of approximately $214,000 from operations and the Company charged to operations approximately $170,000 for the amortization of deferred financing costs associated with the new financing and credit facilities consummated during 1999. Accordingly, for the year ended December 31, 1999, subsequent to the recognition of the above expenses which aggregate approximately $2.1 million, the Company incurred a loss of approximately $31,000, or $0.00 basic earning per share.

     For the year ended December 31, 1999, the Company accomplished the following:

     (i) Embarked on an e-commerce development strategy for its clients during 1999. Through the strategic acquisition of 80% of Ego Media effective September 28,1999, the Company is seeking to leverage its heritage of in-store retail solutions to on-line e-tail solutions whereby web brand services, web consulting, web design and new media services are provided to the Company's clients seeking integrated solutions to their marketing and e-commerce initiatives.

     (ii) Consummated a series of financing agreements to finance the Company's current and future growth and financing needs. The Company obtained a five-year, $35.0 million Revolving Credit Term Loan and Security Agreement ("Credit Agreement") from a financial institution. In addition to the Credit Agreement, on February 24, 1999 the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based upon the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon the conversion of the Notes, taken together. The Company also issued on August 26, 1999 $2.0 million, 10% Convertible

Debentures Due August 26, 2002 to an institutional investor. The principal amount of the Debenture is convertible, at the option of the holder at any time, into shares of the Company's Common Stock based upon the conversion price of $4.00 per share.

     (iii) Initiated and completed an investment of $3.0 million for a series of proprietary products and associated injection molds and production related tooling. The Company has produced a proprietary series of products which can be marketed across a variety of different clients and retail store environments. Among the proprietary products developed, the Company has a new product line which provides for the products to be automatically arranged on retail shelf space through the use of a variety of pushing mechanisms that provide "front faced" product along the front of the retail shelf in a neat and organized fashion. Through the use of these systems, the retail environment appears to always be full, provides for efficient use of store space and reduces stocking labor. At December 31, 1999, included in the Company's backlog was approximately $5.4 million in orders relating to the Company's propriety product line of products.

     (iv) The Company opened 100,000 square feet of a 199,500 square foot new warehouse and distribution facility effective October 1, 1999. The full warehouse and distribution facility is comprised of 42 service bays for loading and unloading goods and has ceiling heights of 30 foot clear. The remaining portion of this facility is scheduled to become operational in September 2000 as the space is currently sublet to a third party. The Company plans for this facility include (a) streamlining its productions activities to provide for more economical production runs (b) reduction in production line change-over and distribution costs through maintaining a finished goods warehouse (c) expansion of customized pick and pack operations whereby more specific store configurations are shipped directly from the Company and (d) improved logistics service, warehousing and support to clients.

     (v) Entered into a sales and marketing agreement with Pacific Softworks, Inc. ("Softworks"), a developer of embedded Internet technology and Internet appliances. The sales and marketing agreement will allow the Company to jointly develop with Softworks in-store marketing solutions with Internet enabled elements. Although this relationship is in its early development, the Company seeks to offer its clients in the future the ability to develop in-store displays that can be assessed over the Internet to determine stock status, replenishment needs, sales and stock movement trends and maintenance information on any moving components of the display.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative agency providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's retail and e-tail products and services, provide improved distribution and reduce operating and manufacturing costs.




March 1, 2000
                       Michael Wahl - Chairman            Herbert F. Kozlov
                       Andrew Wahl                        Robert V. Cuddihy, Jr
                       Ivan Berkowitz                     L. Randy Riley
                       Bernie Stolar                      Lawrence J. Twill, Sr.

Performance Graph

     The following graph compares the yearly change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.


                    1/1/95   12/31/95   12/31/96   12/31/97   12/31/98  12/31/99
                    ------   --------   --------   --------   --------  --------
HMG Worldwide        $100   $   89        $ 33       $ 37       $ 61      $207

Nasdaq US            $100   $  141        $174       $213       $300      $542

Nasdaq Non-Financial $100   $  139        $169       $198       $290      $559



Compensation Committee Interlocks and Insider Participation

     Each member of the Board of Directors participated in the determination of the level of compensation of the Company's executive officers. Five of such directors are officers of the Company, i.e., Michael Wahl - Chairman of the Board, Andrew Wahl - Chief Executive Officer, L. Randy Riley - President and Chief Operating Officer, Robert V. Cuddihy, Jr. - Executive Vice President,
Chief Financial Officer, Chief Information Officer and Herbert F. Kozlov - Secretary.

     Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1999 were approximately $347,000.

     Ivan Berkowitz, a director of the Company, provided financial consulting services to the Company. Fees paid to Mr. Berkowitz by the Company for the year ended December 31, 1999 were approximately $130,000.

     Lawrence J. Twill, Sr., a director of the Company, is Chairman of Ashwood Capital. Such firm, from time to time, also serves as an investment banking advisor to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of March 20, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:

Name and Address of               Number of                  Approximate
Beneficial Holder                 Shares(1)                  Percentage of Class
-----------------                 ---------                  -------------------

Michael Wahl                      1,796,158   (2)                  12.8%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl                       1,677,986   (3)                  11.8%
475 Tenth Avenue
New York, NY 10018

Gilmour 1994 Jersey Trust           972,222   (4)                   7.5%
7 Bond Street
St. Helier
Jersey, Channel Island

Strategic Capital Consultants, Inc  900,000   (5)                   6.5%
5757 Wilshire Blvd. PH1
Los Angles, CA 90036

State of Wisconsin Investment Boar  740,000                         5.7%
P.O. Box 7842
Madison, WI  53707

Robert V. Cuddihy, Jr.              603,091   (6)                   4.5%
475 Tenth Avenue
New York, NY  10018

L. Randy Riley                      573,366   (6)                   4.2%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                   515,476   (7)                   3.8%
529 Fifth Avenue
New York, NY  10017

Ivan Berkowitz                      436,333   (8, 9)                3.3%
1790 Broadway
Suite 1500
New York, NY 10009

Lawrence J. Twill, Sr.              281,150   (10)                  2.1%
111 East 30th Street (16A)
New York, NY  10016

Great Court Analysis LLC            140,000   (8, 9)                1.1%
5150 Overland Avenue
Culver City, CA 90230

Bernard Stolar                        75,000  (11)                  0.6%
475 Tenth Avenue
New York, NY 10018

All executive officers              6,098,560 (12)                 36.6%
and directors as a group
(8 persons)

(1) Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 20, 2000. Except as otherwise indicated, the persons named herein have sole voting and disposition power with respect to the shares beneficially owned.
(2)   Includes 1,109,828 shares issuable upon exercise of options and warrants.
(3)   Includes 1,331,750 shares issuable upon exercise of options and warrants.
(4) The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(5)   Includes 900,000 shares issuable upon exercise of warrant.
(6)   Includes 458,850 shares issuable upon exercise of options.
(7)   Includes 471,433 shares issuable upon exercise of options.
(8) Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 140,000 shares.
(9) Includes 411,333 shares issuable upon exercise of options and warrants. Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 140,000 shares.
(10)  Includes  270,400 shares  issuable upon exercise of options.
(11) Includes 75,000 shares issuable upon exercise of options.
(12) Includes 4,587,444 shares issuable upon exercise of options and warrants owned by such executive officers and directors.

Item 13.      Certain Relationships and Related Transactions.

     In 1995, the Company advanced $100,000 to Andrew Wahl, an officer and Director. Such amount is due to be repaid in one installment due January 1, 2001. Unpaid amounts bear interest at a fluctuating rate equal to the six months U.S. Treasury bill rate. In 1995, 1997 and 1998, Mr. Wahl made prepayments of $25,000, $20,000 and $25,000, respectively. At December 31, 1999, the unpaid principal balance of such advance was $30,000 and no interest was paid during 1999.

     Herbert F. Kozlov, a director of the Company, is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Fees paid to such firm by the Company for the year ended December 31, 1999 were approximately $347,000.

     Ivan Berkowitz, a director of the Company, provided financial consulting services to the Company. Fees paid to Mr. Berkowitz by the Company for the year ended December 31, 1999 were approximately $130,000.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

     (2)  Financial Statement Schedule.
              Schedule II - Valuation and Qualifying Accounts and Reserves

     (3)  Exhibits

     Exhibit
     Number       Description of Exhibit

       3(a) Certificate of Incorporation, as amended (6)
        (b) By-laws(1)
      10(a) 1986 Stock Option  Plan(1)*
        (b) 1991 Stock Option  Plan(2)*
        (c) 1993 Stock Option  Plan(3)*
        (d) 1997 Stock Option  Plan(4)*
        (e) 1998 Stock Option  Plan(5)*
        (f) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 12th Floor at 475 Tenth Avenue, New York, New York(6)
        (g) Agreement between Louis Adler Realty Company and Registrant, dated December 16, 1993, for the lease of the 8th Floor at 475 Tenth Avenue, New York, New York(6)
        (h) Employment Agreement, dated April 30, 1993, between Registrant, Marlboro Marketing, Inc., a New York corporation, and Michael Wahl
            (3)*
        (i) Stock Purchase Agreement, dated as of September 30, 1995, between Benson Eyecare Corporation and Intermark Corp (7)
        (j) Display Purchase Agreement, dated as of September 30, 1995, between HMG Worldwide In-Store Marketing, Inc., and Foster Grant Group L.P. and Benson Eyecare Corporation (7)
        (k) Loan and Security Agreement between Congress Financial Corporation and Registrant dated November 22, 1996 (9)
        (l) Issuance of $2.2 million, 10% convertible debentures (8)
        (m) Asset Purchase Agreement, dated August 1, 1998 between HWO Ventures, Inc. And Registrant (10)
        (n) Issuance of $5.0 million, 7% convertible debentures (11)
        (o) Revolving Credit, Term Loan And Security Agreement, dated August 27, 1999, by and among HMG Worldwide Corporation, HMG Worldwide In-Store Marketing, Inc., HMG/Intermark Worldwide Manufacturing, Inc. Display Depot, Inc., HMG Griffith, Inc. and HMG Schutz International, Inc. and PNC Bank, National Association.
     21  Subsidiaries of the Registrant (6)
     23  Consents of Friedman Alpren & Green LLP
     27  Financial Data Schedule

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

(8) Denotes document filed as on exhibit to Registrant's Form 8-K dated October 31, 1997 and incorporated herein by reference.
(9) Denotes document filed as an exhibit to Registrants Form 8-K dated August 12, 1998 and incorporated herein by reference.
(10) Denotes document filed as on exhibit to Registrant's Form 8-K dated March 22, 1999 and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HMG WORLDWIDE CORPORATION

Date: March 27, 2000                          By:/s/Robert V. Cuddihy, Jr.
                                                 -----------------------------
                                                   Robert V. Cuddihy, Jr.
                                                   Executive Vice President,
                                                   Principal Accounting and
                                                   Chief Financial Officer, and
                                                   Chief Information Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


/s/Michael Wahl
-----------------------------      Chairman of the                March 27, 2000
Michael Wahl                       Board

/s/Andrew Wahl
-----------------------------      Chief Executive Officer        March 27, 2000
Andrew Wahl                        and Director

/s/L. Randy Riley
-----------------------------      President, Chief               March 27, 2000
L. Randy Riley                     Operating Officer
                                   and Director

/s/Robert V. Cuddihy, Jr.
-----------------------------      Executive Vice                 March 27, 2000
 Robert V. Cuddihy, Jr.            President, Principal
                                   Accounting, Chief
                                   Financial Officer,
                                   Chief Information
                                   Officer and Director


-----------------------------      Director                       March 27, 2000
Ivan Berkowitz

/s/Herbert F. Kozlov
-----------------------------      Director                       March 27, 2000
Herbert F. Kozlov


-----------------------------      Director                       March 27, 2000
Bernard Stolar


-----------------------------      Director                       March 27, 2000
Lawrence J. Twill, Sr.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


The following financial statement schedule is filed as part of this Report:


                                                                          PAGE

    Independent Auditors' Report on Financial Statement Schedules           A-2

    Schedule II - Valuation and Qualifying Accounts and Reserves            A-3

Schedule other than the one listed are omitted as not required or applicable.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION


     We have audited, in accordance with generally accepted auditing standards, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this Form 10-K, and have issued our report thereon dated March 24, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the information set forth therein in relation to the basic financial statements taken as a whole.




                                                    FRIEDMAN ALPREN & GREEN LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 24, 2000



                                      HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                                      SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                    (in thousands)





                                                 Additions/
                                                 Deductions
                                    Balance at   Charged to            Charged to             Balance
                                    Beginning    Costs and        Other                       at End
                                    of Period    Expenses        Accounts    Deductions (a)   of Period
                                    ---------    --------        --------    --------------   ---------
Year ended December 31, 1999:

  Allowance for doubtful accounts     $ 453        $ 338          $ -            ($ 10)         $ 781
                                      =====        =====          =====           ====          =====

Year ended December 31, 1998:

  Allowance for doubtful accounts     $ 273        $ 100          $ 100 (b)      ($ 20)         $ 453
                                      -----        =====          =====           ====          =====

Year ended December 31, 1997:

   Allowance for doubtful accounts    $ 577       ($ 285)         $ -            ($ 19)         $ 273
                                      =====        =====          =====           ====          =====


(a)  Write-off of accounts receivable.
(b) Amount acquired as part of the HMG Schutz acquisition pursuant to the Purchase Agreement effective August 1, 1998.