Form 10-Q
period 2000-03-31
HMG WORLDWIDE CORP
filed 2000-05-15
CIK 756680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2000

                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

Commission file number: 0-13121

                            HMG Worldwide Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3402432
---------------------------------------                 -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 475 Tenth Avenue, New York, New York                             10018
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/   No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes / /   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at May 12, 2000
----------------------------                        ---------------------------
Common Stock, $.01 par value                                 13,091,076

                          Part I. Financial Information
                                     Item 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                December 31, 1999      March 31, 2000
                                                                -----------------      --------------
                                                                                         (unaudited)
                           ASSETS

Current assets:
  Cash and cash equivalents                                          $  5,973             $    577
  Accounts receivable - less allowance
    for doubtful accounts of $781 and $436                             15,607               19,453
  Inventory                                                            26,395               33,730
  Prepaid expenses                                                        997                  940
  Other current assets                                                    464                  697
                                                                     --------             --------
     Total current assets                                              49,436               55,397

Property and equipment - net                                            9,877                9,938
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,572 and $2,717                                     8,584                8,438
Deferred financing costs - net                                          1,966                1,833
Other assets                                                              175                  174
                                                                     --------             --------
                                                                     $ 70,038             $ 75,780
                                                                     ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                        $ 21,565             $ 22,724
  Accounts payable                                                     19,078               20,318
  Accrued employee compensation and benefits                              950                1,195
  Deferred revenue                                                      1,051                  204
  Accrued expenses                                                      1,045                  935
  Other current liabilities                                               317                  326
                                                                     --------             --------
    Total current liabilities                                          44,006               45,702

Pension obligation                                                        999                  992
Convertible notes and debentures                                        7,000                7,500
Promissory note                                                         1,600                1,600
Term loans                                                              2,480                2,480
Other long-term liabilities                                               397                  392
                                                                     --------             --------
                                                                       56,482               58,666
                                                                     --------             --------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 12,029,225 and 12,992,586 shares
    issued and outstanding                                                120                  130
  Additional paid-in capital                                           39,827               42,955
  Accumulated deficit                                                 (26,391)             (25,971)
                                                                     --------             --------
                                                                       13,556               17,114
                                                                     --------             --------
                                                                     $ 70,038             $ 75,780
                                                                     ========             ========

         See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999             2000
                                                      ----             ----

Net revenues                                     $     19,502      $     23,435

Cost of revenues                                       13,751            16,687
                                                 ------------      ------------

 Gross profit                                           5,751             6,748

Selling, general and
  administrative expenses                               4,900             5,686
                                                 ------------      ------------

 Income from operations                                   851             1,062

Interest income                                            69                 1

Interest expense                                         (376)             (634)
                                                 ------------      ------------

 Income before provision
  for income taxes                                        544               429

Provision for income taxes                                 13                 9
                                                 ------------      ------------

 Net income                                      $        531      $        420
                                                 ============      ============

Basic earnings per share
  Net income per common shares                   $       0.05      $       0.03
                                                 ============      ============

  Weighted average number of common
    shares outstanding                             10,360,383        12,307,597
                                                 ============      ============

Diluted earnings per share
  Net income per common and common
  equivalent shares                              $       0.04      $       0.03
                                                 ============      ============

  Weighted average number of common and
   common equivalent shares                        12,637,864        16,354,644
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999            2000
                                                         ----            ----

Cash flows from operating activities:
  Cash received from customers                         $ 18,606        $ 18,739
  Interest received                                          65               1
  Cash paid to suppliers                                (17,962)        (23,550)
  Cash paid to employees                                 (4,854)         (4,413)
  Income taxes paid                                         (15)            (53)
  Interest paid                                            (365)           (459)
                                                       --------        --------
    Net cash used in operating
       activities                                        (4,525)         (9,735)
                                                       --------        --------

Cash flows from investing activities:
  Capital expenditures                                     (160)           (459)
                                                       --------        --------
    Net cash used in investing
      activities                                           (160)           (459)
                                                       --------        --------

Cash flows from financing activities:
 Proceeds derived from the sale of
  convertible notes                                       5,000           1,500
 Proceeds derived from a credit
  agreement, net                                          1,869           1,314
 Proceeds from exercise of stock
  options and warrants                                       38           2,139
 Principal payments of
  outstanding debt obligations                              (37)           (155)
                                                       --------        --------
    Net cash provided by
       financing activities                               6,870           4,798
                                                       --------        --------

Net increase (decrease) in cash and
  cash equivalents                                        2,185          (5,396)

Cash and cash equivalents
  at beginning of year                                    5,730           5,973
                                                       --------        --------

Cash and cash equivalents
  at March 31                                          $  7,915        $    577
                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999               2000
                                                       ----               ----

Reconciliation of net income
  to net cash used in
  operating activities:

Net income                                           $   531            $   420

Adjustments to reconcile net
  income to net cash used in
  operating activities:

  Depreciation and amortization                          355                658

Decrease (increase) in assets:
  Accounts receivable                                  1,119             (3,846)
  Inventory                                           (4,175)            (7,335)
  Prepaid expenses                                      (352)                57
  Other assets                                           (62)              (213)

Increase (decrease) in liabilities:
  Accounts payable                                       316              1,240
  Deferred revenue                                    (2,006)              (847)
  Accrued expenses                                      (224)              (110)
  Pension obligation                                      43                  7
  Other liabilities                                      (70)               234
                                                     -------            -------

Net cash used in operating
  activities                                         ($4,525)           ($9,735)
                                                     =======            =======

Non-cash financing activities:
 Common stock issued in connection
 with the conversion of debentures
 and payment of interest                             $ 2,160            $ 1,067

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Consolidated Financial Statements

      HMG Worldwide Corporation (the "Company") is a multi-disciplinary marketing solutions agency, incorporated in 1984, providing in-store and online marketing services to major consumer goods manufacturers and retailers for brands, categories, departments, and stores. The Company's operations are conducted principally through five operating whollyowned subsidiaries and a recently acquired 80%- owned subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Griffith, Inc. ("HMG Griffith"), HMG Schutz International Inc. ("HMG Schutz") and Ego Media, Inc. ("Ego Media"). The Company conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

      The Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

Note 2 - Inventory

      Inventory consisted of the following components at December 31, 1999 and March 31, 2000.

                                                   December 31,        March 31,
                                                      1999               2000
                                                      ----               ----
                                                          (in thousands)

Finished goods                                       $ 7,945           $ 6,209
Work-in-process                                        8,018             9,150
Raw materials                                         10,432            18,371
                                                     -------           -------
                                                     $26,395           $33,730

Note 3 - Income Taxes

      At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million which expire during the years 2001 through 2014.

      Components of income tax expense for the three months ended March 31, 1999 and 2000 are as follows:

                                                    Three Months Ended March 31,
                                                      1999              2000
                                                      ----              ----
                                                           (in thousands)
State and local
  income taxes                                        $13                $ 9
                                                      ===                ===

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

Note 4 - Convertible Debentures and Convertible Notes

      In February 2000, one institutional holder of the Company's Convertible Notes elected to convert $1.0 million of the outstanding $5.0 million Convertible Notes into Common Stock at $4.00 per share pursuant to the terms of the notes. As a consequence of the conversion, the Company issued 266,675 shares of Common Stock, inclusive of accrued interest, and retired $1.0 million of the Notes.

      On March 15, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 15, 2003 to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price $9.60 per share, provided that if the Company does not achieve certain maintenance criteria, based upon revenues and pre-tax income, the conversion price per share will be the lesser of $9.60 or an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion subject to a maximum issuance of 375,000 shares, taken together. The Convertible Notes were issued through a private placement; however, the Company has undertaken to register under the Securities Act of 1933 for resale by the holders of the Convertible Notes, the shares which may be acquired upon the conversion of the Convertible Notes.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      HMG Worldwide ("the Company") is a multi-disciplinary marketing solutions agency. Initially, and until recently, the Company's vision was to be the preeminent provider of in-store marketing services to major consumer goods manufacturers and retailers for brands, categories, departments, and stores.

      The Company succeeded in its original vision and has grown to become a leading agency for in-store marketing services. The blue-chip clients that were acquired during the Company's initial growth remain today as the core of an enviable client list. Among the Company's valued clients are Clairol, Coca-Cola, CVS, Hallmark, Kmart, Microsoft, Procter & Gamble, Sara Lee, Target, Wal*Mart and many others.

      To adapt to the changing economy and the expansion of e-commerce, the company has evolved its vision to capitalize on the growth of the Internet and new media.

      Until recently, the Company's vision has been to increase its clients' sales, increase labor efficiency, enhance retail branding, environment and communication at the point-of-sale, and improve inventory management through unique in-store branding, marketing, and merchandising systems. In fulfilling its original vision, the Company has provided research, creative, design, engineering, and manufacturing support services to its clients. Over the course of decades of experience, the Company has developed an intimate knowledge of its clients' brands and, more importantly, has compiled unequaled research on their consumers' buying habits.

Ego Media

      In September of 1999, the Company acquired an 80% interest in Ego Media. Ego Media is a web-consulting, web-design, and web-branding group focused on creating new-media marketing campaigns and online branding initiatives that produce results for its clients. With Ego Media, the Company can provide its services wherever purchase decisions are made.

      The Company's vision is focused on the convergence of online and in-store marketing. The Company will leverage decades-old client relationships with the web-consulting expertise of Ego Media. The Company offers an advantage over its competition by offering seamless multi-disciplinary marketing solutions that cross the border between "brick and mortar" and "click and mortar" marketing.

Recent Developments

      The Company's revenues for the three months ended March 31, 2000 grew organically 20.2% to $23.4 million as compared to $19.5 million for the three months ended March 31, 1999. The Company generated net income of $420,000, or $0.03 basic earnings per share, net of the loss from operations of Ego Media of $160,000 and the amortization expense of $114,000 for deferred financing costs associated with the new financing and credit facilities consummated in August 1999. The Company generated net income of $531,000, or $0.05 per basic earnings per share for the three months ended March 31, 1999.

      In February 2000, one institutional holder of the Company's convertible notes elected to convert $1.0 million of the outstanding $5.0 million Convertible Notes into Common Stock at $4.00 per share pursuant to the terms of the notes. As a consequence of the conversion, the Company issued 266,675 shares of Common Stock, inclusive of accrued interest, and retired $1.0 million of the Notes.

      On March 15, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 15, 2003 to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price of $9.60 per share, provided that if the Company does not achieve certain maintenance criteria, based upon revenues and pre-tax income, the conversion price per share will be the lesser of $9.60 or an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion subject to a maximum issuance of 375,000 shares, taken together. The Convertible Notes were issued through a private placement; however, the Company has undertaken to register under the Securities Act of 1933 for resale by the holders of the Convertible Notes, the shares which may be acquired upon the conversion of the Convertible Notes.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

      Management believes that each of the above accomplishments and its expansion into electronic commerce positions the Company well as a leading, innovative agency providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. Furthermore, the Company will continue to seek to acquire strategic businesses which will expand the Company's retail and e-tail products and services, provide improved distribution and reduce operating and manufacturing costs.

Three Months Ended March 31, 2000 as Compared to the
  Three Months Ended March 31, 1999

      Net revenues increased $3.9 million, or 20.2%, to $23.4 million for the three months ended March 31, 2000 as compared to $19.5 million for the three months ended March 31, 1999. The $3.9 million increase in net revenues from period to period was due principally to a net increase in marketing expenditures of the Company's clients during the period as the Company was engaged in the national roll out of several new merchandising programs during 2000.

      Gross profit for the three months ended March 31, 2000 was $6.7 million as compared to $5.7 million for the three months ended March 31, 1999. The increase in gross profit of $1.0 million was principally a result of the increase in net revenues, net of a decline in gross margin for the quarter. For the three months ended March 31, 2000 and 1999, the Company's gross margin was 28.8% and 29.5%, respectively. The gross margin decrease of 0.7% was due principally to the net effect of (i) an favorable production revenue mix resulting in a 0.8% increase, offset by (ii) an increase in factory overhead expenses of 1.5%. The increase in factory overhead expense, as a percentage of revenues, was principally the result of the Company's new warehouse and distribution center opened in September 1999 to handle the increased warehousing and distribution needs of many of the Company's retail clients.

      Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2000 was $5.7 million as compared to $4.9 million for the comparable period in 1999. The increase in SG&A of $786,000 from period to period was principally due to the addition of Ego Media's SG&A of $325,000, amortization expense of $114,000 for deferred financing costs associated with the new financing and credit facilities and an increased in other general expenses of $347,000.

      For the three months ended March 31, 2000, the Company generated interest income of $1,000 as compared to $69,000 for the three months ended March 31, 1999. The decrease was principally attributable to a decrease in cash and cash equivalents invested in interest-bearing marketable securities and commercial paper from period to period.

      Interest expense was $634,000 for the three months ended March 31, 2000 as compared to $376,000 for the three months ended March 31, 1999. The increase in interest expense was principally due to the combination of an increase in average borrowings from period to period and an increase in the interest rate incurred through the Company's credit facilities.

      As a consequence of the foregoing factors, the Company generated net income of $420,000, or $0.03 basic earnings per share, for the three months ended March 31, 2000 as compared to a net income of $531,000, or $0.05 basic earnings per share, for the three months ended March 31, 1999.

Stockholders' Equity

      Stockholders' equity increased $3.5 million to $17.1 million at March 31, 2000 from $13.6 million at December 31, 1999. The increase in stockholders' equity was due to (i) net income of $420,000, (ii) the issuance of 266,675 shares of Common Stock and the retirement of the outstanding convertible debentures of $1.0 million, net of expenses, and (iii) net proceeds of $2.1 million derived from the exercise of stock options and warrants.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

      At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million which expire during the years 2001 through 2014.

      The Company's income tax provision for the three months ended March 31, 2000 was $9,000 as compared to $13,000 for the three months ended March 31, 1999. The income tax provisions were comprised principally of state and local taxes.

Inflation

      The effect of inflation on the Company's operations has not been significant to date.

Backlog

      At March 31, 2000, the Company's aggregate backlog was approximately $61.4 million as compared to $48.9 million and $48.8 million at December 31, 1999 and March 31, 1999, respectively. Of such aggregate backlog at March 31, 2000, approximately 41% was attributable to three clients. The Company anticipates that substantially all such backlog at March 31, 2000 will be filled during the next twelve months. In addition to the $61.4 million backlog at March 31, 2000, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at March 31, 2000 was $19.8 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

      Cash and cash equivalents at March 31, 2000 and December 31, 1999 aggregated $577,000 and $6.0 million, respectively. The Company's decrease in cash and cash equivalents of approximately $5.4 million for the three months ended March 31, 2000 was due principally to the net effects of (i) net cash used in operations of $9.7 million and (ii) capital expenditures of $459,000, offset by (iii) proceeds derived from the sale of $1.5 million, 7% Convertible Notes,
(iv) proceeds from exercise of stock options and warrants of $2.1 million, and
(v) net proceeds of $1.3 million derived from the Company's credit facilities. The Company's negative cash flows from operations for the three months ended March 31, 2000 resulted principally from a net increase in (i) accounts receivable $3.8 million and (ii) inventory of $7.3 million.

      The Company maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of the Company, the Eurodollar rate plus 2.5% per annum. The Company is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of March 31, 2000, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

      Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum. At March 31, 2000 the balance outstanding under the term loan was $2.9 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

      In February 2000, one institutional holder of the Company's Convertible Notes elected to convert $1.0 million of the outstanding $5.0 million Convertible Notes into Common Stock at $4.00 per share pursuant to the terms of the notes. As a consequence of the conversion, the Company issued 266,675 shares of Common Stock, inclusive of accrued interest, and retired $1.0 million of the Notes.

      On March 15, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 15, 2003 to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price of $9.60 per share, provided that if the Company does not achieve certain maintenance criteria, based upon revenues and pre-tax income, the conversion price per share will be the lesser of $9.60 or an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion subject to a maximum issuance of 375,000 shares, taken together. The Convertible Notes were issued through a private placement; however, the Company has undertaken to register under the Securities Act of 1933 for resale by the holders of the Convertible Notes, the shares which may be acquired upon the conversion of the Convertible Notes.

      The Company's working capital at March 31, 2000 was $9.7 million, inclusive of borrowing of $22.7 million pursuant to the five-year Credit Agreement. The working capital needs of the Company continue to expand as increases in revenues direct to retailers require the Company to maintain a substantial investment in inventory to manage new merchandising programs, support existing merchandising programs, new store openings and remodeling activities engaged by the retailer. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. Additionally, the Company's working capital was deployed in the recently completed capital expenditure program whereby the Company developed a series of proprietary products that can be marketed across a variety of different clients and retail store environments. In addition, as the Company expands its Internet and e-commerce, HMGe division, the timing of cash flows for this division will require support through the Company's existing credit facilities and other potential resources.

      In March 2000, the Company retained an investment banker, Friedman, Billings and Ramsey, to advise the Company in the financing of its Internet expansion as well as the increased working capital requirements of its traditional core in- store marketing business. The Company may seek to raise additional capital in order to provide a more rapid growth and expansion of its HMGe division as the Company believes that there are significant opportunities to grow this business unit, both organically and through strategic acquisitions.

      The Company's management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes the Company's investment in a strategic e-commerce division, an expanded client base and future cash flows from operations developed by the Company provide an important base for future revenues and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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

                            Part II Other Information

Item 6. Exhibits and Reports of Form 8-K

The following financial statement exhibits are filed as part of this Report:

                      INDEX TO FINANCIAL STATEMENT EXHIBITS

                                                         Page
                                                         ----
Exhibit 11 - Computation of Per Share Earnings            14

Exhibit 27 - Financial Data Schedule                      15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HMG Worldwide Corporation
                                                   -------------------------
                                                   (Registrant)


Date: May 12, 2000                                /s/ Robert V. Cuddihy, Jr.
      ------------                                --------------------------
                                                  Robert V. Cuddihy, Jr.
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                       For the Three Months Ended March 31, 1999
                                       -----------------------------------------
                                           Income        Shares      Per Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------    ------

Basic earnings per share:
   Income available to
      common stockholders                   $531         10,360        $0.05
                                                                       =====

Effect of dilutive securities:
 Stock options and warrants                   --          2,278
                                            ----         ------

Diluted earnings per share:
   Income available to common
      stockholders                          $531         12,638        $0.04
                                            ====         ======        =====


                                       For the Three Months Ended March 31, 2000
                                       -----------------------------------------
                                           Income        Shares      Per Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------    ------

Basic earnings per share:
   Income available to
      common stockholders                   $420         12,308        $0.03
                                                                       =====

Effect of dilutive securities:
 Stock options and warrants                   --          4,047
                                            ----         ------

Diluted earnings per share:
   Income available to common
      stockholders                          $420         16,355        $0.03
                                            ====         ======        =====