Form 10-Q
period 2000-06-30
HMG WORLDWIDE CORP
filed 2000-08-14
CIK 756680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2000
                                     -------------
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  ----------------

Commission file number:        0-13121
                               -------

                            HMG Worldwide Corporation
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-3402432
-----------------------------------------              -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

 475 Tenth Avenue, New York, New York                          10018
-------------------------------------------------      -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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

                           Yes               No
                              -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at August 11, 2000
---------------------------------          ------------------------------
Common Stock, $.01 par value                         15,072,261

                          Part I. Financial Information
                                     Item 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                             December 31, 1999     June 30, 2000
                                             -----------------     -------------
                                                                    (unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                       $  5,973             $     535
  Accounts receivable - less allowance
    for doubtful accounts of $781 and $392          15,607                24,566
  Inventory                                         26,395                33,027
  Prepaid expenses                                     997                   820
  Other current assets                                 464                 1,065
                                                  --------             ---------
     Total current assets                           49,436                60,013

Property and equipment - net                         9,877                10,036
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,572 and $2,863                  8,584                 9,281
Deferred financing costs - net                       1,966                 1,632
Other assets                                           175                   206
                                                  --------             ---------
                                                  $ 70,038             $  81,168
                                                  ========             =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations     $ 21,565             $  26,002
  Accounts payable                                  19,078                21,250
  Accrued employee compensation and benefits           950                 1,207
  Deferred revenue                                   1,051                   125
  Accrued expenses                                   1,045                 1,305
  Other current liabilities                            317                   317
                                                  --------             ---------
    Total current liabilities                       44,006                50,206

Pension obligation                                     999                 1,000
Convertible notes and debentures                     7,000                 6,000
Promissory note                                      1,600                 1,600
Term loans                                           2,480                 2,170
Other long-term liabilities                            397                   394
                                                  --------             ---------
                                                    56,482                61,370
                                                  --------             ---------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000
    shares authorized; 12,029,225 and
  14,121,596 shares issued and outstanding             120                  141
Additional paid-in capital                          39,827               45,201
Accumulated deficit                                (26,391)             (25,544)
                                                  --------             --------
                                                    13,556               19,798
                                                  --------             --------
                                                  $ 70,038             $ 81,168
                                                  ========             ========


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                              Three  Months Ended June 30,               Six Months Ended June 30,
                                           ---------------------------------         ---------------------------------
                                                   1999                 2000                 1999                 2000
                                                   ----                 ----                 ----                 ----
Net revenues                               $     20,788         $     29,979         $     40,290         $     53,414

Cost of revenues                                 14,602               21,949               28,353               38,636
                                           ------------         ------------         ------------         ------------

 Gross profit                                     6,186                8,030               11,937               14,778

Selling, general and
  administrative expenses                         5,715                6,792               10,615               12,478
                                           ------------         ------------         ------------         ------------

 Income from operations                             471                1,238                1,322                2,300

Interest income                                      73                  -                    142                    1

Interest expense                                   (433)                (803)                (809)              (1,437)
                                           ------------         ------------         ------------         ------------

 Income before provision
  for income taxes                                  111                  435                  655                  864

Provision for income taxes                           (1)                  (8)                 (14)                 (17)
                                           ------------         ------------         ------------         ------------

 Net income                                $        110         $        427         $        641         $        847
                                           ============         ============         ============         ============

Basic earnings per share
  Net income per common
  shares                                   $       0.01         $       0.03         $       0.06         $       0.06
                                           ============         ============         ============         ============

Weighted average number of common
   shares outstanding                        11,102,454           13,208,047           10,927,928           12,736,940
                                           ============         ============         ============         ============

Diluted earnings per share
  Net income per common and
   common equivalent shares                $       0.01         $       0.03         $       0.05         $       0.05
                                           ============         ============         ============         ============

  Weighted average number of common
   and common equivalent shares              13,988,273           15,537,326           13,531,607           15,945,985
                                           ============         ============         ============         ============


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                1999                2000
                                                ----                ----

Cash flows from operating activities:

  Cash received from customers               $ 38,222            $ 43,797
  Interest received                               150                   1
  Cash paid to suppliers                      (34,648             (45,887)
  Cash paid to employees                       (8,344)             (8,758)
  Income taxes paid                               (66)                (70)
  Interest paid                                  (710)             (1,087)
                                             --------            --------
    Net cash used in operating
       activities                              (5,396)            (12,004)
                                             --------            --------

Cash flows from investing activities:

  Capital expenditures                         (1,443)               (967)
                                             --------            --------
    Net cash used in investing
      activities                               (1,443)               (967)
                                             --------            --------

Cash flows from financing activities:
 Proceeds derived from the sale of
  convertible notes                             5,000               1,500
 Proceeds derived from a credit
  agreement, net                                1,301               4,437
 Proceeds from exercise of stock
  options and warrants                             73               1,894
 Cash acquired pursuant to an acquisition                              12
 Principal payments of
  outstanding debt obligations                    (75)               (310)
                                             --------            --------
    Net cash provided by
       financing activities                     6,299               7,533
                                             --------            --------

Net increase (decrease) in cash and
  cash equivalents                               (540)             (5,438)

Cash and cash equivalents
  at beginning of year                          5,730               5,973
                                             --------            --------

Cash and cash equivalents
  at June 30                                 $  5,190            $    535
                                             ========            ========



          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (in thousands)
                                   (unaudited)

                                              Six Months Ended June 30,
                                              -------------------------
                                                1999             2000
                                                ----             ----
Reconciliation of net income
  to net cash used in
  operating activities:

Net income                                   $    641          $    847

Adjustments to reconcile net
  income to net cash used in
  operating activities:

  Depreciation and amortization                   688             1,099

Decrease (increase) in assets:
  Accounts receivable                          (1,476)           (8,673)
  Inventory                                    (7,450)           (6,632)
  Prepaid expenses                               (569)              177
  Other assets                                   (122)             (289)

Increase (decrease) in liabilities:
  Accounts payable                              3,500             1,953
  Deferred revenue                               (574)             (926)
  Accrued expenses                               (164)               37
  Pension obligation                               35                 1
  Other liabilities                                95               402
                                             --------          --------

Net cash used in operating
  activities                                ($  5,396)        ($ 12,004)
                                             ========          ========

Non-cash financing activities:
 Common stock issued in connection
  with the conversion of notes               $  2,160          $  2,709
                                             ========          ========

 Common stock issued in connection
  with an acquisition                                          $    792
                                                               ========

 Fair value of net assets acquired in
  connection with an acquisition                               $     29
                                                               ========



          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Consolidated Financial Statements

     HMG Worldwide Corporation (the "Company") is a multi-disciplinary marketing solutions agency, incorporated in 1984, providing in-store and on-line marketing services to major consumer goods manufacturers and retailers for brands, categories, departments and stores. The Company's operations are conducted principally through seven wholly- owned operating subsidiaries and an 80%-owned operating subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith"), HMG Schutz International Inc. ("HMG Schutz"), Mark Zeff Consulting Group, Inc. ("Zeff Consulting") and Ego Media, Inc. ("Ego Media"). The Company conducts operations in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisition of Mark Zeff Consulting Group, Inc. and a Majority Interest in The Glade Corp.

     In May, 2000, the Company consummated the acquisitions of Mark Zeff Consulting Group, Inc. ("Zeff Consulting"), a technology-based architectural, digital and brand design firm, and a majority interest in The Glade Corp. The Glade Corp. is a joint venture with Mark Zeff, President of Zeff Consulting, to design, market and sell personal care, lifestyle and other products under the "Zeff" brand or name. Pursuant to the terms of the agreement, the Company issued 316,750 shares of Common Stock, valued at $2.50 per share. Zeff Consulting provides architectural design services for real estate development, such as retail interiors and exteriors construction, and digital design and web-branding services for on-line and new media applications. Pursuant to the terms of the transaction, the Company has recorded approximately $1.0 million as the excess cost over fair market value of assets acquired.

Note 3 - Inventory

     Inventory consisted of the following components at December 31, 1999 and June 30, 2000.

                                            December 31,        June 30,
                                               1999               2000
                                               ----               ----
                                                   (in thousands)
Finished goods                              $ 7,945             $ 4,119
Work-in-process                               8,018              10,974
Raw materials                                10,432              17,934
                                            -------             -------
                                            $26,395             $33,027
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

     Components of income tax expense for the six months ended June 30, 1999 and 2000 are as follows:

                                          Six Months Ended June 30,
                                          -------------------------
                                         1999                  2000
                                         ----                  ----
                                                (in thousands)
     State and local
       income taxes                      $ 14                  $ 17
                                         ====                  ====


Note 5 - Convertible Debentures and Convertible Notes

     During the six months ended June 30, 2000, one institutional holder of the Company's Convertible Notes elected to convert in a series of conversions an aggregate of $2.5 million of the then outstanding Convertible Notes issued by the Company. As a consequence of the conversion, the Company issued 919,445 shares of Common Stock, inclusive of accrued interest, and retired $2.5 million of the Convertible Notes.

     On March 22, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 22, 2003, as amended, to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price in an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. The Convertible Notes were issued through a private placement; however, the Company has registered the underlying shares which may be acquired upon the conversion of the Convertible Notes under the Securities Act of 1933.

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

Ego Media, Mark Zeff Consulting Group, Inc. and The Glade Corp.

     In September of 1999, the Company acquired an 80% interest in Ego Media. Ego Media is a web-consulting, web-design, and web-branding group focused on creating new-media marketing campaigns and online branding initiatives that produce results for its clients.

     In May, 2000, the Company acquired Zeff Consulting, a technology-based architectural, digital and brand design firm, and a majority interest in The Glade Corp. The Glade Corp. is a joint venture with Mark Zeff, President of Zeff Consulting, to design, market and sell personal care, lifestyle and other products under the "Zeff" brand or name.

     The Company's vision is focused on the convergence of online and in-store marketing. The Company will leverage decades-old client relationships with the web-consulting expertise of Ego Media and the integrated design and digital services of Zeff Consulting. With Ego Media and Zeff Consulting, the Company can provide its services wherever purchase decisions are made. The Company offers an advantage over its competition by offering seamless multi-disciplinary marketing solutions that cross the border between "brick and mortar" and "click and mortar" marketing.

Recent Developments

     The Company's revenues for the six months ended June 30, 2000 increased 32.6% to $53.4 million as compared to $40.3 million for the six months ended June 30, 1999. The Company generated net income of $847,000, or $0.06 basic earnings per share as compared to net income of $641,000, or $0.06 per basic earnings per share for the six months ended June 30, 1999.

     During the six months ended June 30, 2000, one institutional holder of the Company's Convertible Notes elected to convert an aggregate of $2.5 million in a series of conversions of the outstanding Convertible Notes issued by the Company. As a consequence of the conversion, the Company issued 919,445 shares of Common Stock, inclusive of accrued interest, and retired $2.5 million of the Convertible Notes.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     On March 22, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 22, 2003, as amended, to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price in an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. The Convertible Notes were issued through a private placement; however, the Company has registered the underlying shares which may be acquired upon the conversion of the Convertible Notes under the Securities Act of 1933.

     In July 2000, the Company issued 700,000 shares of Common Stock to an institutional investor in a private transaction. The Company received gross proceeds of $3.5 million as a result of the transaction.

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

Three Months Ended June 30, 2000 as Compared to the
  Three Months Ended June 30, 1999

     Net revenues increased $9.2 million, or 44.2%, to $30.0 million for the three months ended June 30, 2000 as compared to $20.8 million for the three months ended June 30, 1999. The $9.2 million increase in net revenues from period to period was due principally to a net increase in marketing expenditures of the Company's clients of $2.8 million, a national roll out of a new program from a new client of $4.9 million, and revenues from the Company's "e-business", Ego Media and Zeff Consulting, of $1.5 million during the period.

     Gross profit for the three months ended June 30, 2000 was $8.0 million as compared to $6.2 million for the three months ended June 30, 1999. The increase in gross profit of $1.8 million was principally a result of the increase in net revenues, net of a decline in gross margin for the quarter. For the three months ended June 30, 2000 and 1999, the Company's gross margin was 26.8% and 29.8%, respectively. The gross margin decrease of 3.0% was due principally to the effect of (i) an unfavorable production revenue mix resulting in a 2.1% increase and (ii) an increase in factory overhead expenses of 0.9%. The increase in factory overhead expense, as a percentage of revenues, was principally the result of the Company's new warehouse and distribution center opened in September 1999 to handle the increased warehousing and distribution needs of many of the Company's retail clients.

     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2000 was $6.8 million as compared to $5.7 million for the comparable period in 1999. The increase in SG&A of $1.1 million from period to period was principally due to the addition of Ego Media's and Zeff Consulting's SG&A of $767,000 and an increase in other general expenses of $309,000.

     For the three months ended June 30, 1999, the Company generated interest income of $73,000 through investments in interest-bearing marketable securities and commercial paper. During the three months ended June 30, 2000, the Company did not invest in interest-bearing marketable securities and commercial paper.

     Interest expense was $803,000 for the three months ended June 30, 2000 as compared to $433,000 for the three months ended June 30, 1999. The increase in interest expense was principally due to the combination of an increase in average borrowings from period to period and an increase in the interest rate incurred through the Company's credit facilities.

     As a consequence of the foregoing factors, the Company generated net income of $427,000, or $0.03 basic earnings per share, for the three months ended June 30, 2000 as compared to a net income of $110,000, or $0.01 basic earnings per share, for the three months ended June 30, 1999.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Six Months Ended June 30, 2000 as Compared to the
  Six Months Ended June 30, 1999

     Net revenues increased $13.1 million, or 32.6%, to $53.4 million for the six months ended June 30, 2000 as compared to $40.3 million for the six months ended June 30, 1999. The $13.1 million increase in net revenues from period to period was due principally to a net increase in marketing expenditures of the Company's clients of $6.5 million, a national roll out of a new program from a new client of $4.9 million, and revenues from the Company's "e- business", Ego Media and Zeff Consulting, of $1.7 million during the period.

     Gross profit for the six months ended June 30, 2000 was $14.8 million as compared to $11.9 million for the six months ended June 30, 1999. The increase in gross profit of $2.9 million was principally a result of the increase in net revenues, net of a decline in gross margin for the quarter. For the six months ended June 30, 2000 and 1999, the Company's gross margin was 27.7% and 29.6%, respectively. The gross margin decrease of 1.9% was due principally to the effect of an increase in factory overhead expenses. The increase in factory overhead expense, as a percentage of revenues, was principally the result of the Company's new warehouse and distribution center opened in September 1999 to handle the increased warehousing and distribution needs of many of the Company's retail clients.

     Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2000 was $12.5 million as compared to $10.6 million for the comparable period in 1999. The increase in SG&A of $1.9 million from period to period was principally due to the addition of Ego Media's and Zeff Consulting's SG&A of $1.1 million and an increase in other general expenses of $771,000.

     For the six months ended June 30, 1999, the Company generated interest income of $142,000 through investments in interest-bearing marketable securities and commercial paper. For the six months ended June 30, 2000, the Company did not invest in interest-bearing marketable securities and commercial paper.

     Interest expense was $1.4 million for the six months ended June 30, 2000 as compared to $809,000 for the six months ended June 30, 1999. The increase in interest expense was principally due to the combination of an increase in average borrowings from period to period and an increase in the interest rate incurred through the Company's credit facilities.

     As a consequence of the foregoing factors, the Company generated net income of $847,000, or $0.06 basic earnings per share, for the six months ended June 30, 2000 as compared to a net income of $641,000, or $0.06 basic earnings per share, for the six months ended June 30, 1999.

Stockholders' Equity

     Stockholders' equity increased $6.2 million to $19.8 million at June 30, 2000 from $13.6 million at December 31, 1999. The increase in stockholders' equity was due to (i) net income of $847,000, (ii) the issuance of 919,445 shares of Common Stock and the retirement of the outstanding convertible debentures and accrued interest of $2.7 million, net of expenses, (iii) the issuance of 316,750 shares of Common Stock valued at $2.50 per share in connection with the acquisition of Zeff Consulting, $792,000, and (iv) net proceeds of $1.9 million derived from the exercise of stock options and warrants.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

     At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million which expire during the years 2001 through 2013.

     The Company's income tax provision for the three months ended June 30, 2000 was $8,000 as compared to $1,000 for the three months ended June 30, 1999. The Company's income tax provision for the six months ended June 30, 2000 was $17,000 as compared to $14,000 for the six months ended June 30, 1999. The income tax provisions for each of the periods were comprised principally of state and local taxes.

Inflation

     The effect of inflation on the Company's operations has not been significant to date.

Backlog

     At June 30, 2000, the Company's aggregate backlog was approximately $69.1 million as compared to $48.9 million and $46.7 million at December 31, 1999 and June 30, 1999, respectively. Of such aggregate backlog at June 30, 2000, approximately 33% was attributable to one client. The Company anticipates that substantially all such backlog at June 30, 2000 will be filled during the next twelve months. In addition to the $69.1 million backlog at June 30, 2000, the Company's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from the Company with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at June 30, 2000 was $19.4 million, of which the Company anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the Company's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2000 and December 31, 1999 aggregated $535,000 and $6.0 million, respectively. The Company's decrease in cash and cash equivalents of approximately $5.5 million for the six months ended June 30, 2000 was due principally to the net effects of (i) net cash used in operations of $12.0 million and (ii) capital expenditures of $1.0 million, offset by (iii) proceeds derived from the sale of $1.5 million, 7% Convertible Notes, (iv) proceeds from exercise of stock options and warrants of $1.9 million, and (v) net proceeds of $4.1 million derived from the Company's credit facilities. The Company's negative cash flows from operations for the six months ended June 30, 2000 resulted principally from a net increase in (i) accounts receivable of $9.0 million and (ii) inventory of $6.6 million.

     The Company maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of the Company, the Eurodollar rate plus 2.5% per annum. The Company is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require the Company to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and (iii) the sale of certain assets. As of June 30, 2000, the Company was in compliance with all financial covenants of the Credit Agreement, as amended.

     Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by the Company's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum. At June 30, 2000, the balance outstanding under the term loan was $2.8 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     During the six months ended June 30, 2000, one institutional holder of the Company's Convertible Notes elected to convert an aggregate of $2.5 million in a series of conversions of the then outstanding Convertible Notes issued by the Company. As a consequence of the conversion, the Company issued 919,445 shares of Common Stock, inclusive of accrued interest, and retired $2.5 million of the Convertible Notes.

     On March 22, 2000, the Company issued $1.5 million 7% Convertible Notes Due March 22, 2003 to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of the Company's Common Stock at a conversion price in an amount equal to the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. The Convertible Notes were issued through a private placement; however, the Company has registered the underlying shares which may be acquired upon the conversion of the Convertible Notes under the Securities Act of 1933.

     The Company's working capital at June 30, 2000 was $9.8 million, inclusive of borrowing of $26.0 million pursuant to the five-year Credit Agreement. The working capital needs of the Company continue to expand as increases in revenues direct to retailers require the Company to maintain a substantial investment in inventory to manage new merchandising programs, support existing merchandising programs, new store openings and remodeling activities engaged by the retailer. From time to time, the Company experiences temporary liquidity problems due to the timing of cash flows while the Company is in production and building inventory. Additionally, the Company's working capital was deployed in the recently completed capital expenditure program whereby the Company developed a series of proprietary products that can be marketed across a variety of different clients and retail store environments. In addition, as the Company expands its Internet and e-commerce, HMGe division, the timing of cash flows for this division will require support through the Company's existing credit facilities and other potential resources.

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

     In July 2000, the Company issued 700,000 shares of Common Stock to an institutional investor in a private transaction. The Company received gross proceeds of $3.5 million as a result of the transaction.

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

                            Part II Other Information

Item 5. Other Matters

On May 30, 2000, RTC Industries, Inc. ("RTC") filed an action in the United States District Court for the Northern District of Illinois against HMG Worldwide Corporation (the "Company") alleging that certain shelf divider systems sold by the Company infringed RTC's US Patent No. 4,830,201. The Complaint in the action seeks unspecified damaged and an injunction. On June 26, 2000, the Company filed an Answer and Counterclaim seeking a declaration of non-infringement. The litigation is currently in the preliminary phases of discovery. The Company intends to vigorously defend itself in this matter. A status conference before the court is scheduled for September 28, 2000.

Item 6. Exhibits and Reports of Form 8-K

The Company filed a Current Report on Form 8-K on June 22, 2000 in which it reported as Item 5. - Other Events the acquisition of Zeff Consulting and a majority interest in The Glade Corp.

The Company filed a Current Report on Form 8-K on June 29, 2000 in which it reported as Item 5. - Other Events the amendment of the terms of its outstanding Convertible Note.

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

                                               HMG Worldwide Corporation
                                               -------------------------
                                               (Registrant)





Date: August 11, 2000                          /s/ Robert V. Cuddihy, Jr.
      ---------------                          ----------------------------
                                               Robert V. Cuddihy, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11

                        COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                    For the Three Months Ended June 30, 1999
                                    ----------------------------------------
                                      Income         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount
                                    -----------   -------------     ------

Basic earnings per share:
   Income available to
      common stockholders             $   110         11,102        $  0.01
                                                                    =======

Effect of dilutive securities:
 Stock options and warrants              -             2,886
                                      -------        -------

Diluted earnings per share:
   Income available to common
      stockholders                    $   110         13,988        $  0.01
                                      =======        =======        =======


                                    For the Three Months Ended June 30, 2000
                                    ----------------------------------------
                                      Income         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount
                                    -----------   -------------     ------

Basic earnings per share:
   Income available to
      common stockholders             $   427         13,208        $  0.03
                                                                    =======

Effect of dilutive securities:
 Stock options and warrants              -             2,329
                                      -------        -------

Diluted earnings per share:
   Income available to common
      stockholders                    $   427         15,537        $  0.03
                                      =======        =======        =======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                  COMPUTATION OF PER SHARE EARNINGS - continued
                      (in thousands, except per share data)
                                   (unaudited)

                                     For the Six Months Ended June 30, 1999
                                    ----------------------------------------
                                      Income         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount
                                    -----------   -------------     ------
Basic earnings per share:
   Income available to
      common stockholders             $   641         10,928        $  0.06
                                                                    =======

Effect of dilutive securities:
 Stock options and warrants             -              2,604
                                      -------        -------

Diluted earnings per share:
   Income available to common
      stockholders                    $   641         13,532        $  0.05
                                      =======        =======        =======


                                     For the Six Months Ended June 30, 2000
                                    ----------------------------------------
                                      Income         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount
                                    -----------   -------------     ------

Basic earnings per share:
   Income available to
      common stockholders             $   847         12,737        $  0.06
                                                                    =======

Effect of dilutive securities:
 Stock options and warrants              -             3,209
                                      -------        -------

Diluted earnings per share:
   Income available to common
      stockholders                    $   847         15,946        $  0.05
                                      =======        =======        =======