Form 10-Q
period 2000-10-30
HMG WORLDWIDE CORP
filed 2000-11-14
CIK 756680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 2000
                                    -------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                to
                                   --------------    ---------------

Commission file number:        0-13121
                               -------

                            HMG Worldwide Corporation
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3402432
-------------------------------                     ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

  475 Tenth Avenue, New York, New York                         10018
----------------------------------------            ---------------------------
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

                                   Yes     No
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 10, 2000
----------------------------                   --------------------------------
Common Stock, $.01 par value                               15,126,057

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     DECEMBER 31, 1999      SEPTEMBER 30, 2000
                                                     -----------------      ------------------
                                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents                               $ 5,973                 $   291
  Accounts receivable - less allowance
    for doubtful accounts of $781 and $272                 15,607                  32,076
  Inventory                                                26,395                  37,351
  Prepaid expenses                                            997                     917
  Other current assets                                        464                   1,171
                                                             ----                 -------
     Total current assets                                  49,436                  71,806

Property and equipment - net                                9,877                  10,434
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $2,572 and $3,041                         8,584                   9,087
Deferred financing costs - net                              1,966                   1,489
Other assets                                                  175                     215
                                                           ------                 -------
                                                          $70,038                 $93,031
                                                          =======                 =======
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations             $21,565                 $25,818
  Accounts payable                                         19,078                  28,321
  Accrued employee compensation and benefits                  950                   1,572
  Deferred revenue                                          1,051                     108
  Accrued expenses                                          1,045                   1,762
  Other current liabilities                                   317                     334
                                                          -------                 -------
    Total current liabilities                              44,006                  57,915

Pension obligation                                            999                     961
Convertible notes and debentures                            7,000                   5,500
Promissory note                                             1,600                   1,600
Term loans                                                  2,480                   2,025
Other long-term liabilities                                   397                     394
                                                          -------                 -------
                                                           56,482                  68,395
                                                          -------                 -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 12,029,225 and 15,031,424 shares
    issued and outstanding                                    120                     150
  Additional paid-in capital                               39,827                  49,003
  Accumulated deficit                                     (26,391)                (24,517)
                                                          -------                 -------
                                                           13,556                  24,636
                                                          -------                 -------
                                                          $70,038                 $93,031
                                                          =======                 =======

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                        THREE  MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER
                                        ---------------------------------        ---------------------------
                                             1999            2000                1999                   2000
                                             ----            ----                ----                   ----
Net revenues                                $22,640         $43,162             $62,930                $96,576
Cost of revenues                             16,360          32,224              44,713                 70,860
                                            -------         -------             -------                -------
 Gross profit                                 6,280          10,938              18,217                 25,716
Selling, general and
  administrative expenses                     5,164           8,907              15,779                 21,385
                                            -------         -------             -------                -------
 Income from operations                       1,116           2,031               2,438                  4,331
Interest income                                  63             -                   205                      1
Interest expense                               (305)           (921)             (1,114)                (2,358)
                                            -------         -------             -------                -------
 Income before provision
  for income taxes                              874           1,110               1,529                  1,974
Provision for income taxes                      (37)            (83)                (51)                  (100)
                                            -------         -------             -------                -------
 Net income                                 $   837         $ 1,027             $ 1,478                $ 1,874
                                            =======         =======             =======                =======
Basic earnings per share
  Net income per common
  shares                                    $  0.07         $  0.07             $  0.13                $  0.14
                                            =======         =======             =======                =======
Weighted average number of common
   shares outstanding                    11,291,619      14,787,961          11,124,324             13,429,764
                                         ==========      ==========          ===========            ==========
Diluted earnings per share
  Net income per common and
   common equivalent shares                 $  0.06         $  0.06             $  0.11                $  0.11
                                            =======         =======             =======                =======
  Weighted average number of common
   and common equivalent shares          14,238,448      16,988,768          13,758,600             16,288,808
                                         ==========      ==========          ==========             ==========


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                  1999                2000
                                                                  ----                ----
Cash flows from operating activities:
  Cash received from customers                                  $57,352              $79,385
  Interest received                                                 223                    1
  Cash paid to suppliers                                        (55,747)             (78,161)
  Cash paid to employees                                        (12,564)             (13,587)
  Income taxes paid                                                 (52)                (210)
  Interest paid                                                    (884)              (1,855)
                                                                -------              -------
    Net cash used in operating
       activities                                               (11,672)             (14,427)
                                                                -------              -------
Cash flows from investing activities:
  Capital expenditures                                           (4,154)              (1,759)
                                                                -------              -------
    Net cash used in investing
      activities                                                 (4,154)              (1,759)
                                                                -------              -------
Cash flows from financing activities:
 Proceeds derived from the sale of
  convertible notes                                               5,000                1,500
 Proceeds derived from a credit
  agreement, net                                                  7,633                4,253
Proceeds from the sale of common stock, net                                            3,500
 Proceeds from exercise of stock
  options and warrants                                              376                1,694
Proceeds derived from the sale of convertible debentures          2,000
 Cash acquired pursuant to an acquisition                                                 12
 Principal payments of
  outstanding debt obligations                                      (75)                (455)
                                                                -------              -------
    Net cash provided by
       financing activities                                      14,934               10,504
                                                                -------              -------
Net increase (decrease) in cash and
  cash equivalents                                                 (892)              (5,682)

Cash and cash equivalents
  at beginning of year                                            5,730                5,973
                                                                -------              -------
Cash and cash equivalents
  at September 30                                               $ 4,838              $   291
                                                                =======              =======



         See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1999             2000
                                                     -----            ----


Reconciliation of net income to net
  cash used in operating activities:

Net income                                         $ 1,478           $ 1,874

Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                      1,164             1,671

Decrease (increase) in assets:

  Accounts receivable                               (2,640)          (16,183)
  Inventory                                         (7,389)          (10,956)
  Prepaid expenses                                     129                80
  Other assets                                      (2,081)             (261)

Increase (decrease) in liabilities:
  Accounts payable                                   2,100             9,024
  Deferred revenue                                  (2,935)             (943)
  Accrued expenses                                    (537)              420
  Pension obligation                                   (44)              (38)
  Other liabilities                                   (917)              885
                                                   -------           -------
Net cash used in operating
  activities                                      ($11,672)         ($14,427)
                                                   =======           =======
Non-cash financing activities:
 Common stock issued in connection with
  an employee benefit plan                         $   152
                                                   =======
 Common stock issued in connection
  with the conversion of notes                     $ 2,160           $ 3,220
                                                   =======           =======
 Common stock issued in connection
  with acquisitions                                $ 1,400           $   792
                                                   =======           =======
 Fair value of net assets acquired in
  connection with an acquisition                   $   111           $    29
                                                   =======           =======


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     HMG Worldwide Corporation (the "Company") is a multi-disciplinary marketing solutions agency, incorporated in 1984, providing in-store and on-line marketing services to major consumer goods manufacturers and retailers for brands, categories, departments and stores. The Company's operations are conducted principally through seven wholly owned operating subsidiaries and an 80%-owned operating subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Griffith Worldwide In-Store Marketing, Inc. ("HMG Griffith"), HMG Schutz International Inc. ("HMG Schutz"), Mark Zeff Consulting Group, Inc. ("Zeff Consulting") and Ego Media, Inc. ("Ego Media"). The Company conducts operations in New York, Illinois and Pennsylvania and Toronto, Canada.

     The Consolidated Balance Sheet as of September 30, 2000, and the Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - ACQUISITION OF MARK ZEFF CONSULTING GROUP, INC. AND A MAJORITY INTEREST IN THE GLADE CORP.

     In May 2000, the Company consummated the acquisitions of Mark Zeff Consulting Group, Inc. ("Zeff Consulting"), a technology-based architectural, digital and brand design firm, and a majority interest in The Glade Corp. The Glade Corp. is a joint venture with Mark Zeff, President of Zeff Consulting, to design, market and sell personal care, lifestyle and other products under the "Zeff" brand or name. Pursuant to the terms of the agreement, the Company issued 316,750 shares of Common Stock, valued at $2.50 per share. Zeff Consulting provides architectural design services for real estate development, such as retail interiors and exteriors construction, and digital design and web-branding services for on-line and new media applications. Pursuant to the terms of the transaction, the Company has recorded approximately $1.0 million as the excess cost over fair market value of assets acquired.


NOTE 3 - INVENTORY

     Inventory consisted of the following components at December 31, 1999 and September 30, 2000.

                                   DECEMBER 31,       SEPTEMBER 30,
                                       1999               2000
                                       ----               ----
                                           (IN THOUSANDS)
     Finished goods                 $ 7,945             $ 6,567
     Work-in-process                  8,018              12,026
     Raw materials                   10,432              18,758
                                    -------             -------
                                    $26,395             $37,351
                                    =======             =======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 4 - INCOME TAXES

     At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million, which expire during the years 2001 through 2013.

     Components of income tax expense for the nine months ended September 30, 1999 and 2000 are as follows:

                                                NINE  MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    1999              2000
                                                    ----              ----
                                                        (IN THOUSANDS)
     Computed federal income tax                    $502             $ 637
     Federal income tax  valuation allowance        (502)             (637)
     State and local income taxes                     51               100
                                                    ----             -----
                                                    $ 51             $ 100
                                                    ====             =====


NOTE 5 - CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES

     During the nine months ended September 30, 2000, one institutional holder of the Company's Convertible Notes elected to convert in a series of conversions an aggregate of $3.0 million of the then outstanding Convertible Notes issued by the Company. As a consequence of the conversions, the Company issued an aggregate of 1,170,069 shares of Common Stock, inclusive of accrued interest, and retired $3.0 million of the Convertible Notes.

     On March 22, 2000, the Company issued $1.5 million of its 7% Convertible Notes Due March 22, 2003, as amended, to an institutional investor. Those Convertible Notes are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (a) $9.60 or (b) the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. The Convertible Notes were issued through a private placement; however, the Company has registered the underlying shares that may be acquired upon those conversion of the Convertible Notes under the Securities Act of 1933.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HMG Worldwide Corporation is a multi-disciplinary marketing solutions agency. Initially, and until recently, HMG's vision was to be the preeminent provider of in-store marketing services to major consumer goods manufacturers and retailers for brands, categories, departments, and stores.

     HMG succeeded in its original vision and has grown to become a leading agency for in-store marketing services. The blue-chip clients that were acquired during HMG's initial growth remain today as the core of an enviable client list. Among the Company's valued clients are Clairol, Coca-Cola, CVS, Hallmark, Kmart, Microsoft, Procter & Gamble, Sara Lee, Target, Walgreens, Wal*Mart and many others.

     To adapt to the changing economy and the expansion of e-commerce, HMG has evolved its vision to capitalize on the growth of the Internet and new media.

     HMG's vision has been to increase its clients' sales, increase labor efficiency, enhance retail branding, environment and communication at the point-of-sale, and improve inventory management through unique in-store branding, marketing, and merchandising systems. In fulfilling its original vision, HMG has provided research, creative, design, engineering, and manufacturing support services to its clients. Over the course of decades of experience, HMG has developed an intimate knowledge of its clients' brands and, more importantly, has compiled unequaled research on their consumers' buying habits.

EGO MEDIA, MARK ZEFF CONSULTING GROUP, INC. AND THE GLADE CORP.

     In September of 1999, HMG acquired an 80% interest in Ego Media. Ego Media is a web-consulting, web-design, and web-branding group focused on creating new-media marketing campaigns and online branding initiatives that produce results for its clients.

     In May 2000, HMG acquired Zeff Consulting, a technology-based architectural, digital and brand design firm, and a majority interest in The Glade Corp. Glade is a joint venture with Mark Zeff, President of Zeff Consulting, to design, market and sell personal care, lifestyle and other products under the "Zeff" brand or name.

     HMG's vision is focused on the convergence of online and in-store marketing. HMG intends to leverage decades-old client relationships with the web-consulting expertise of Ego Media and the integrated design and digital services of Zeff Consulting. With Ego Media and Zeff Consulting, HMG can provide its services wherever purchase decisions are made. HMG offers an advantage over its competition by offering seamless multi-disciplinary marketing solutions that cross the border between "brick and mortar" and "click and mortar" marketing.

RECENT DEVELOPMENTS

     HMG's revenues for the nine months ended September 30, 2000 increased 53.5% to $96.6 million as compared to $62.9 million for the nine months ended September 30, 1999. HMG generated net income of $1.9 million, or $0.14 basic earnings per share, as compared to net income of $1.5 million, or $0.13 basic earnings per share, for the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, one institutional holder of HMG's Convertible Notes elected to convert an aggregate of $3.0 million in a series of conversions of the outstanding Convertible Notes issued by HMG. As a consequence of those conversions, HMG issued an aggregate of 1,170,069 shares of Common Stock, inclusive of accrued interest, and retired $3.0 million of the Convertible Notes.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     On March 22, 2000, HMG issued $1.5 million 7% of its Convertible Notes Due March 22, 2003, as amended, to an institutional investor. Those Convertible Notes are convertible into shares of HMG's Common Stock at a conversion price equal to the lesser of (a) 9.60 or (b) the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. Those Convertible Notes were issued through a private placement; however, HMG has registered the underlying shares that may be acquired upon the conversion of the Convertible Notes under the Securities Act of 1933.

     In July 2000, HMG issued 700,000 shares of Common Stock to an institutional investor in a private transaction. HMG received gross proceeds of $3.5 million as a result of the transaction.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE
  THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net revenues increased $20.5 million, or 90.6%, to $43.2 million for the three months ended September 30, 2000 as compared to $22.6 million for the three months ended September 30, 1999. The $20.5 million increase in net revenues from period to period was due principally to a net increase in marketing expenditures of HMG's clients of $1.3 million, the national roll outs of new programs from two clients of $17.7 million, and revenues from HMG's "e-business", Ego Media and Zeff Consulting, of $1.5 million during the period.

     Gross profit for the three months ended September 30, 2000 was $10.9 million as compared to $6.3 million for the three months ended September 30, 1999. The increase in gross profit of $4.6 million was principally a result of the increase in net revenues, net of a decline in gross margin for the quarter. For the three months ended September 30, 2000 and 1999, HMG's gross margin was 25.3% and 27.7%, respectively. The gross margin decrease of 2.4% was due principally to the effect of (i) an unfavorable production revenue mix resulting in a 6.2% decrease and (ii) a decrease in factory overhead expenses of 3.8%. The decrease in factory overhead expense, as a percentage of revenues, was principally the result of HMG's improved absorption of factory overhead expense over a greater revenue base.

     Selling, general and administrative expenses, SG&A, for the three months ended September 30, 2000 was $8.9 million as compared to $5.2 million for the comparable period in 1999. The increase in SG&A of $3.7 million from period to period was principally due to the addition of Ego Media's and Zeff Consulting's SG&A of $1.0 million and an increase in other selling and general expenses of $2.7 million.

     For the three months ended September 30, 1999, HMG generated interest income of $63,000 through investments in interest-bearing marketable securities and commercial paper. During the three months ended September 30, 2000, HMG did not invest in interest-bearing marketable securities and commercial paper.

     Interest expense was $921,000 for the three months ended September 30, 2000 as compared to $305,000 for the three months ended September 30, 1999. The increase in interest expense was principally due to the combination of an increase in average borrowings from period to period and an increase in the interest rate incurred through HMG's credit facilities.

     As a consequence of the foregoing factors, HMG generated net income of $1.0 million, or $0.07 basic earnings per share, for the three months ended September 30, 2000 as compared to a net income of $837,000, or $0.07 basic earnings per share, for the three months ended September 30, 1999.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE
  NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net revenues increased $33.6 million, or 53.4%, to $96.6 million for the nine months ended September 30, 2000, as compared to $62.9 million for the nine months ended September 30, 1999. The $33.6 million increase in net revenues from period to period was due principally to a net increase in marketing expenditures of HMG's clients of $4.2 million, the national roll outs of a new programs from two client of $26.2 million, and revenues from HMG's "e-business", Ego Media and Zeff Consulting, of $3.2 million during the period.

     Gross profit for the nine months ended September 30, 2000 was $25.7 million, as compared to $18.2 million for the nine months ended September 30, 1999. The increase in gross profit of $7.5 million was principally a result of the increase in net revenues, net of a decline in gross margin for the nine month period. For the nine months ended September 30, 2000 and 1999, HMG's gross margin was 26.6% and 28.9%, respectively. The gross margin decrease of 2.3% was due principally to the effect of (i) an unfavorable production revenue mix resulting in a 1.0% decrease and (ii) an increase in factory overhead expenses of 1.3%. The increase in factory overhead expense, as a percentage of revenues, was principally the result of HMG's new warehouse and distribution center opened in September 1999 to handle the increased warehousing and distribution needs of many of HMG's retail clients.

     SG&A for the nine months ended September 30, 2000 was $21.4 million as compared to $15.8 million for the comparable period in 1999. The increase in SG&A of $5.6 million from period to period was principally due to the addition of Ego Media's and Zeff Consulting's SG&A of $2.1 million and an increase in other selling and general expenses of $3.5 million.

     For the nine months ended September 30, 1999, HMG generated interest income of $205,000 through investments in interest-bearing marketable securities and commercial paper. For the nine months ended September 30, 2000, HMG did not invest in interest-bearing marketable securities and commercial paper.

     Interest expense was $2.4 million for the nine months ended September 30, 2000 as compared to $1.1 million for the nine months ended September 30, 1999. The increase in interest expense was principally due to the combination of an increase in average borrowings from period to period and an increase in the interest rate incurred through HMG's credit facilities.

     As a consequence of the foregoing factors, HMG generated net income of $1.9 million, or $0.14 basic earnings per share, for the nine months ended September 30, 2000 as compared to a net income of $1.5 million, or $0.13 basic earnings per share, for the nine months ended September 30, 1999.

STOCKHOLDERS' EQUITY

     Stockholders' equity increased $11.1 million to $24.6 million at September 30, 2000 from $13.6 million at December 31, 1999. The increase in stockholders' equity was due to (i) net income of $1.9 million, (ii) the issuance of 1,170,069 shares of Common Stock and the retirement of the outstanding convertible debentures and accrued interest of $3.2 million, net of expenses, (iii) the issuance of 316,750 shares of Common Stock valued at $2.50 per share in connection with the acquisition of Zeff Consulting, $792,000, (iv) net proceeds of $3.5 million derived from the sale of 700,000 shares of Common Stock pursuant to a private placement, and (v) net proceeds of $1.7 million derived from the exercise of stock options and warrants.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INCOME TAXES

     At December 31, 1999, HMG had net operating loss carry forwards of approximately $34.6 million which expire during the years 2001 through 2013.

     HMG's income tax provision for the three months ended September 30, 2000 was $83,000 as compared to $37,000 for the three months ended September 30, 1999. HMG's income tax provision for the nine months ended September 30, 2000 was $100,000 as compared to $51,000 for the nine months ended September 30, 1999. The income tax provisions for each of the periods were comprised principally of state and local taxes.

INFLATION

     The effect of inflation on HMG 's operations has not been significant to date.

BACKLOG

     At September 30, 2000, HMG's aggregate backlog was approximately $47.2 million, as compared to $48.9 million and $46.6 million at December 31, 1999 and September 30, 1999, respectively. Of such aggregate backlog at September 30, 2000, approximately 21% was attributable to one client. HMG anticipates that substantially all such backlog at September 30, 2000 will be filled during the next twelve months. In addition to the $47.2 million backlog at September 30, 2000, HMG's supply contract with the Foster Grant Group L.P. requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from HMG with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at September 30, 2000 was $19.3 million, of which HMG anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter-to-quarter fluctuations in HMG's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 2000 and December 31, 1999 aggregated $291,000 and $6.0 million, respectively. HMG's decrease in cash and cash equivalents of approximately $5.7 million for the nine months ended September 30, 2000 was due principally to the net effects of (i) net cash used in operations of $14.4 million and (ii) capital expenditures of $1.8 million, offset by (iii) proceeds derived from the sale of $1.5 million, of its 7% Convertible Notes, (iv) proceeds from the exercise of stock options and warrants of $1.7 million, (v) net proceeds of $3.5 million derived from the sale of 700,000 shares of Common Stock pursuant to a private placement, and (vi) net proceeds of $3.8 million derived from HMG's credit facilities. HMG's negative cash flows from operations for the nine months ended September 30, 2000 resulted principally from a net increase in (i) accounts receivable of $16.2 million and
(ii) inventory of $11.0 million.

     HMG maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of HMG, the Eurodollar rate plus 2.5% per annum. HMG is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants, which require HMG to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and
(iii) the sale of certain assets. As of September 30, 2000, HMG was in compliance with all financial covenants of the Credit Agreement, as amended.

     Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by HMG's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum. At September 30, 2000, the balance outstanding under the term loan was $2.6 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     During the nine months ended September 30, 2000, one institutional holder of HMG's Convertible Notes elected to convert an aggregate of $3.0 million of such Convertible Notes in a series of conversions. As a consequence of those conversions, HMG issued an aggregate of 1,170,069 shares of Common Stock, inclusive of accrued interest, and retired $3.0 million of those Convertible Notes.

     On March 22, 2000, HMG issued $1.5 million 7% Convertible Notes Due March 22, 2003 to an institutional investor. The principal amount of the Convertible Notes is convertible into shares of HMG's Common Stock at a conversion price equal to the lesser of (a) $9.60 or (b) the average of the two lowest closing prices of the Common Stock during the 30 consecutive trading days immediately prior to conversion. Those Convertible Notes were issued through a private placement; however, HMG has registered the underlying shares that may be acquired upon the conversion of the Convertible Notes under the Securities Act of 1933.

     HMG's working capital at September 30, 2000 was $13.9 million, inclusive of borrowing of $25.8 million pursuant to the five-year Credit Agreement. The working capital needs of HMG continue to expand as increases in revenues direct to retailers require HMG to maintain a substantial investment in inventory to manage new merchandising programs, support existing merchandising programs, new store openings and remodeling activities engaged by the retailer. From time to time, HMG experiences temporary liquidity problems due to the timing of cash flows while HMG is in production and building inventory. Additionally, HMG's working capital was deployed in the recently completed capital expenditure program whereby HMG developed a series of proprietary products that can be marketed across a variety of different clients and retail store environments. Further, as HMG expands its Internet and e-commerce, HMGe division, the timing of cash flows for this division will require support through HMG's existing credit facilities and other potential resources.

     In March 2000, the Company retained an investment banker, Friedman, Billings and Ramsey, to advise HMG in the financing of its Internet expansion, as well as the increased working capital requirements of its traditional core in-store marketing business. HMG may seek to raise additional capital in order to provide a more rapid growth and expansion of its HMGe division.

     In July 2000, HMG issued 700,000 shares of Common Stock to an institutional investor in a private transaction. HMG received gross proceeds of $3.5 million as a result of the transaction.

     HMG's management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations and availability under its Credit Agreement will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management believes HMG's investment in a strategic e-commerce division, an expanded client base and future cash flows from operations developed by HMG provide an important base for future revenues and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required or that any such financing will be available on commercially reasonable terms or otherwise.

     The above statements and certain other statements contained in this quarterly report on Form 10-Q are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (I) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) the timing and collection of accounts receivable from clients, (v) delays in shipment of scheduled programs to clients, (vi) delay in or inability to expand HMG's client base and/or (vii) the loss of or reduction in spending of existing clients.

                            PART II OTHER INFORMATION


ITEM 5. OTHER MATTERS

On May 30, 2000, RTC Industries, Inc. ("RTC") filed an action in the United States District Court for the Northern District of Illinois against HMG Worldwide Corporation (the "Company") alleging that certain shelf divider systems sold by HMG infringed RTC's US Patent No. 4,830,201. The complaint in the action seeks unspecified damages and an injunction. On June 26, 2000, the Company filed an answer and counterclaim seeking a declaration of non-infringement. The litigation is currently in the preliminary phases of discovery. The Company intends to vigorously defend itself in this matter. A status conference before the court is scheduled for November 28, 2000.


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



                                                  HMG Worldwide Corporation
                                                  -------------------------
                                                  (Registrant)





Date: November 10, 2000                             /s/ Robert V. Cuddihy, Jr.
      -----------------                             --------------------------
                                                    Robert V. Cuddihy, Jr.
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                ---------------------------------------------
                                                    INCOME           SHARES       PER SHARE
                                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                  -----------     -------------   ---------
Basic earnings per share:
   Income available to
      common stockholders                            $837              11,292         $0.07
                                                                                      =====
Effect of dilutive securities:
 Stock options and warrants                            -                2,947
                                                     ----              ------
Diluted earnings per share:
   Income available to common
      stockholders                                   $837              14,239         $0.06
                                                     ====              ======         =====

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                ---------------------------------------------
                                                    INCOME           SHARES       PER SHARE
                                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                  -----------     -------------   ---------
Basic earnings per share:
   Income available to
      common stockholders                            $1,027            14,788         $0.07
                                                                                      =====
Effect of dilutive securities:
 Stock options and warrants                             -               2,201
                                                     ------            ------
Diluted earnings per share:
   Income available to common
      stockholders                                   $1,027            16,989         $0.06
                                                     ======            ======         =====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                  COMPUTATION OF PER SHARE EARNINGS - CONTINUED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                ---------------------------------------------
                                                    INCOME           SHARES       PER SHARE
                                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                  -----------     -------------   ---------
Basic earnings per share:
   Income available to
      common stockholders                            $1,478           11,124         $0.13
                                                                                     =====
Effect of dilutive securities:
 Stock options and warrants                             -              2,634
                                                     ------           ------
Diluted earnings per share:
   Income available to common
      stockholders                                   $1,478           13,758         $0.11
                                                     ======           ======         =====

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                ---------------------------------------------
                                                    INCOME           SHARES       PER SHARE
                                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                  -----------     -------------   ---------

Basic earnings per share:
   Income available to
      common stockholders                            $1,874           13,430         $0.14
                                                                                     =====

Effect of dilutive securities:
 Stock options and warrants                            -               2,859
                                                     ------           ------

Diluted earnings per share:
   Income available to common
      stockholders                                   $1,874           16,289         $0.11
                                                     ======           ======         =====