Form 10-K
period 2000-12-31
HMG WORLDWIDE CORP
filed 2001-04-16
CIK 756680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period  from_____________________ to ____________________


                         Commission file number 0-13121


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

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ ]   No [ ]

     The number of shares outstanding of the Registrant's common stock is 15,699,916 (as of 4/12/01). The aggregate market value of the voting stock held by non-affiliated stockholders of the Registrant is $12,791,055 (as of 4/12/01).


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1. BUSINESS.


GENERAL DEVELOPMENT OF BUSINESS

     HMG Worldwide Corporation ("HMG"), which was incorporated in 1984, is a marketing services company which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. The Company's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems. HMG's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. HMG's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

     HMG's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been expanded to include a new division known as HMGe. HMGe is compromised of two operating units, Ego Media, Inc. ("Ego Media") and Zeff Consulting Group, Inc ("Zeff Consulting"). Ego Media, an 80% owned subsidiary acquired in September 1999, is engaged in providing web-consulting, web-branding and web-design services. Zeff Consulting, a wholly owned subsidiary acquired April 1, 2000, is a technology-based architectural, digital and brand design firm. HMG is cultivating a seamless marketing solutions strategy to offer consistent on-line and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the market place today. Through the combined talents of HMG and HMGe, clients have the opportunity to use a single agency to integrate a marketing strategy that reaches consumers from point of contact, whether on-line or in-store, that drives a consistent marketing message to the consumer enhancing the shopping experience in terms of environment, information, convenience, selection and brand awareness.

     HMG's clients include national and multi-national consumer products companies and mass merchandisers, chain drugstores and supermarkets. HMG's operations are conducted principally through six wholly owned subsidiaries being, HMG Worldwide In-Store Marketing, Inc. ("HMG In-Store"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), HMG Schutz International, Inc. ("HMG Schutz"), Display Depot, Inc. ("Display Depot"), HMG Griffith, Inc. ("HMG Griffith") and Zeff Consulting and its 80% interest in Ego Media. HMG maintains facilities in New York, Pennsylvania, Illinois and Toronto, Canada.

Recent Developments

     Throughout the year ended December 31, 2000, HMG was engaged in a strategic analysis of its operations to fully assess its scope of services, marketing plans, client opportunities, operational performance and cost structure. As a result of this analysis, HMG implemented a new strategic plan whereby HMG acquired Zeff Consulting in April, continued the development of Ego Media, obtained three large orders which were shipped principally in the second and third quarters of 2000, focused on new sales and marketing initiatives for the future, and during the fourth quarter of 2000 implemented a series of significant changes to its operations through a cost reduction program that streamlines the cost structure, reduces head count, integrates operations and reduces the scope of internal manufacturing through strategic outsourcing and procurement initiatives.

     For the year ended December 31, 2000, HMG revenues increased 54% to $123.5 million as compared to $80.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, HMG incurred $9.3 million in non-recurring expenses, charges and personnel redundancies relating to the implementation of its strategic plan which have been charged to operations. These non-recurring charges are principally in the form of costs associated with (i) write-offs and disposal of obsolete, surplus and discontinued inventory components of $5.9 million, (ii) write-offs of uncollectible accounts receivable and advances of $1.6 million, (iii) personnel redundancies associated with its operational consolidation of $1.5 million, and
(iv) facilities reduction of $363,000. HMG's 2000 strategic plan's cost reduction program is expected to yield savings of $6.1 million for year 2001. Prior to the non-recurring expenses, HMG realized income from operations of $2.7 million. For the year ended December 31, 2000, subsequent to the recognition of the $9.3 million non-recurring charge, HMG incurred a loss of $9.6 million, or $0.69 basic earnings per share, as compared to a net loss of $31,000, or $0.00 basic earnings per share for the year ended December 31, 1999.

     For the year ended December 31, 2000, HMG's strategic plan initiatives encompassed the following:

     (i) Sales, marketing and design strategies and solutions are the strength and heritage of HMG. HMG continues to develop and expand its retail-based clientele to augment its consumer products clientele. HMG, in recognition of the growth opportunity in marketing directly to retail clients, has derived revenues of $65.4 million, $23.3 million and $20.2 million from retail clients for the years ended December 31, 2000, 1999 and 1998, respectively HMG derived revenues from consumer products companies of $54.0 million, $56.7 million and $48.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. HMGe revenues were $4.1 million and $58,000 for the years ended December 31, 2000 and December 31, 1999, respectively. HMG will continue to align its marketing initiatives to build its retail and consumer product company clientele as HMG seeks to provide catalytic marketing value to the relationship between and amongst retailers, consumer product companies and consumers. At December 31, 2000, HMG's backlog is $59.1 million, its highest year end level in its history.

     (ii) HMG's subsidiaries have historically been fully autonomous, independent units supporting local initiatives. Through the strategic planning process, it was determined that significant costs savings can be realized through the integration of key functional disciplines. To this end, HMG has implemented the consolidation of certain functional groups, relocated certain processes, eliminated local support where not required, and expanded certain groups and services. Specifically, HMG's marketing strategies are now coordinated out of HMG's New York office in a effort to streamline and focus our marketing resources where the returns can be maximized. HMG has integrated its product development and engineering groups between each unit opening up the utilization of specific expertise on a project that may reside in another office. HMG has consolidated its prototype, samples and model making activities from four offices to one. HMG has formed a worldwide strategic procurement group to drive down the costs of components and improve margins. HMG has consolidated its logistics and project management groups to drive operational efficiencies and to rationalize freight and distribution costs. The result of this initiative is that employee head count has been reduced by 59 people. HMG has identified and charged to operations a non-recurring, $1.5 million charge for redundancy and severance costs associated with this initiative. Furthermore, through these initiatives, HMG estimates annual savings of $5.0 million in personnel and related costs in 2001.

     (iii) HMG has changed its operational focus to a more integrated design, engineering, service, procurement and distribution orientation and significantly less internal manufacturing operations. HMG's internal manufacturing capacity has been reduced. HMG has eliminated its injection molding and manufacturing operations in HMG's Reading, PA facilities. Prototype, samples and model making resources have been consolidated into one facility. Distribution and customized, store specific pack-out services have been expanded. New product development costs have been consolidated to rationalize costs. HMG has formed a procurement group to source materials and components worldwide on a best total cost basis. Through consolidation of purchasing and reduced manufacturing, HMG is seeking reduced procurement costs, improved project margins, improve project management and purchasing process controls, more just-in-time supply management and less investment in inventory and related costs. The result of this initiative is that HMG has identified and disposed of obsolete, surplus and discontinued inventory components and charged to operations a non-recurring charge of $5.9 million.

     (iv) HMG is closing two of its four facilities in Reading, PA (a warehouse and a production facility), closing a warehouse in Toronto and has expanded its Reading distribution facility. The Reading warehouse facility to be closed is a leased, 60,000 square foot facility with two and a half years remaining on the lease. There is an additional Reading annex warehouse comprised of 20,000 square feet that is leased on a month-to-month basis and will also be eliminated. The Reading production facility is 72,500 square feet and is owned by HMG. HMG is currently marketing the sale, lease and sublease of these facilities. Toronto's warehouse, a 20,000 square foot leased facility, is closing upon the expiration of the lease, June 2001. HMG has expanded its Reading distribution facility by 80,000 square feet for an aggregate of 200,000 square feet of warehousing and distribution floor space. This distribution facility, which contains 42 trucking bays, is HMG's light assembly, customized, store specific pack-out and distribution and logistics center. The cost of the Reading distribution expansion is estimated at $280,000. More Chicago and Toronto office initiated programs will run through HMG's Reading's distribution facility to further leverage costs and efficiencies. The result of this initiative is a net reduction in warehouse and distribution space of 92,500 square feet, with an estimated annual savings of $780,000 in fixed facility overhead and intra-facility freight costs and an additional non-recurring charge to operations of $363,000.

     (v) HMG has made additional investments in technology with new inventory management and informational system expected on-line during the second quarter 2001 at an approximate cost of $200,000 in new software and network upgrades. Additionally, HMG and HMGe launched new websites each of which has been developed internally by HMGe personnel at an aggregate cost of $280,000 which has been charged to operations. The web site locations are HMGWorldwide.com and EgoMedia.com.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative marketing services company providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. HMG's operations have been streamlined, costs structures rationalized and new marketing programs have been implemented. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution capability and reduce operating and manufacturing costs.

     The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail and e-tail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) delays in shipment of scheduled programs to clients, (v) delay in or inability to expand HMG's client base and/or (vi) the loss of or reduction in spending of existing clients.

Executive Offices

     The Company's executive offices are located at 475 Tenth Avenue, New York, New York 10018 and its telephone number is (212) 736-2300. Unless otherwise indicated, all references to HMG or the Company include all of its subsidiaries.


INDUSTRY OVERVIEW

     HMG believes point-of-purchase merchandising systems and strategically focused Internet marketing and e-commerce solutions provide a more effective, measurable and low-cost means of attracting and influencing consumers than television, print or other traditional mass advertising media.

     While television advertising costs have risen, the number of viewers per commercial has decreased because cable television and satellite connections have increased the number of channels available to viewers. Furthermore, remote control units, videocassette recorders and direct TV have enabled viewers to avoid commercials. The growing number of special-interest magazines, which segment reader demographics, has similarly limited the effectiveness of print advertising while the cost of such advertising has also increased. HMG believes that a majority of all consumer brand purchase decisions are made on impulse at the point of sale. Today, the point of sale has been expanded from traditional retail stores, "brick and mortar", to include virtual retail and e-tail. The speed of technology is driving a marketplace where purchase decisions are being made 24 hours a day, seven days a week. With consumers making so many decisions at the point of sale, retailers, e-tailers and consumer products companies are paying greater attention to how products and brand categories are organized and presented in-store and on the Internet. There is a convergence of retail and e-tail marketing efforts. Traditional brand building and traffic driving marketing solutions have strong application to Internet-based marketing, driving the linkage between "brick and mortar" retail with "click and mortar" e-tail through a universally integrated message to consumers.

     HMG believes consumer product companies, retailers and the developing impact of e-tailers are driving the growth of both in-store marketing and e-commerce. Computerized bar-coding and scanner systems have enabled retailers to identify high-margin, high-turnover products and more effectively allocate floor or shelf space to such products. Concurrently, consumer products companies have been faced with an increasing number of competitive products, including private-label offerings of retailers. As a result, many consumer products companies and retailers have sought to maximize the appeal and efficiency of their allocated space in retail stores as well as to develop marketing programs which augment their retail presentation with a relationship direct to the consumer via the Internet. In-store environment management, merchandising systems and web brand development are designed to increase retail sales by attracting and influencing consumers at the point of sale. Such systems also are designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs as well as offer products and services not normally available or in stock at the local store. In-store merchandising systems and e-commerce strategies become an important component of merchandising products and brand categories to create competitive points of differentiation.

     The in-store marketing industry is an estimated $12.7 billion industry in of itself which, when coupled with the emerging Internet e-commerce and web-branding industries, provides for a significant industry yielding numerous, broad-based opportunities for the Company to market its products and services


OPERATIONS

General
     HMG, using its marketing resources and expertise, identifies the strategic, in-store and/or Internet marketing objectives of its clients and provides either specific functions or HMG's fully integrated range of services, which includes research, marketing development, brand positioning, creative design, engineering, web programming, production, package design and related services, to provide point-of-purchase merchandising display systems and/or Internet solutions intended to meet such objectives. HMG's systems, whether traditional merchandising systems or Internet-based applications, are generally strategic in nature, "solutions oriented" and custom designed to fit each client's requirements and specifications. Although clients occasionally provide HMG's solutions development group with specific merchandising ideas, in most instances clients merely indicate the general nature of the retail or e-tail fixture, display or Internet presence they desire and rely upon HMG's solutions development group to conceive and create the merchandising solutions.

Merchandising Systems

     HMG's product solutions groups work closely from conception through final assembly and field installation with each client's marketing and sales representatives and the retailers to facilitate the development of a merchandising system. HMG's product solutions group, in concert with the client, develops alternative marketing ideas, which HMG's engineering group, upon approval by the client, develops into a prototype system. HMG's design and engineering departments employ Auto-CAD and Solid Works equipment which, among other things, enables HMG to design proprietary stock components which can be easily incorporated into various projects as well as change project designs more easily and quickly in response to a client's needs.

     If a client, after reviewing HMG's prototype, decides to test-market the fixture or display, HMG provides in-store research and market feasibility services to test such prototype. A client is often able to ascertain from the results of HMG's market studies whether HMG's merchandising systems are likely to lead to improved sales. If indicated by the results of its research, HMG will fine-tune or modify its prototype system for the client. The period from development to a volume purchase order typically spans 6 to 18 months. There can be no assurances that the development and test-marketing of a prototype for a client will ultimately lead to any volume orders.

Internet Web-Consulting, Web-Design, Web-branding and New Media Services

     HMGe, principally through Ego Media, provides web-consulting, web-design, web-branding and "new media" services. Ego Media consults, designs, creates, programs and supports a client's Internet presence. Ego Media provides a disciplined approach to web-based marketing and e-commerce which encompasses a five phase approach to solution implementation - (i) detailed objective definition, (ii) concept development, (iii) program development, (iv) project implementation and (v) support.

Architectural and Environmental Design Services

     HMGe, principally through Zeff Consulting, provides architectural and environmental design services for real estate development, such as retail interior and exterior construction. Zeff Consulting also provides brand development services, digital design and web-branding and new media applications. Zeff Consulting supports HMG's marketing and production solutions group in the development of retail store department environments.

Production, Assembly and Distribution of Merchandising Systems

     HMG has the internal capability to fabricate wire and metal components, provide light assembly services, customized store-specific pack-out services and warehouse and distribute its products, as compared to many of its competitors who do not have such integrated services. Once HMG enters into a contract with a client to produce merchandising fixture and display units for installation, it makes a determination, generally based upon cost considerations, whether to undertake the assembly and/or distribution in its own facilities or to out-source it to others. HMG's production and assembly facilities are principally employed for larger orders and facilitate better client service, inventory management and production controls.

     All merchandising systems, whether assembled by HMG or its independent subcontractors, are delivered to HMG's clients or directly to retail locations. Typically, there is some simple on-site assembly required, which is usually per formed by the client's own personnel, or through a third party contractor, although HMG will assist in on-site assembly if requested. HMG often provides clients with an "800" telephone customer service number to call for assistance in connection with on-site assembly.

Suppliers

     HMG uses and has available a variety of outside sources to supply the raw materials and fabricated components used in its merchandising systems. Such material and components are readily available from a number of sources. Although HMG designs the software for its interactive computer systems, it procures hardware components from a variety of third parties, which are also readily available from a number of sources. HMG has not experienced any significant disruptions from shortages or delivery delays, and believes that its present sources of supply are adequate.

     HMG has formed a procurement group to source materials and components worldwide on a best total cost basis. Through the consolidation of purchasing and reduced manufacturing, HMG is seeking reduced procurement costs, improved project margins, improved project management and purchasing process controls, more just-in-time supply management and less investment in inventory and related costs.

International

     HMG opened a full service office, HMG Griffith, in Toronto, Canada, in July 1997. For the years ended December 31, 2000, 1999 and 1998, net revenues in Canada were approximately $5.9 million, $4.5 million and $3.5 million, respectively, and the Company incurred a loss from operations of approximately $204,000 in 2000 and realized income from operations of approximately $17,000 and $218,000 in 1999 and 1998, respectively.

PRODUCTS

     HMG's merchandising systems and e-commerce applications are designed to increase retail sales by attracting and influencing consumers at the point of sale. HMG's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs as well as offer products and services for sale not currently available or in stock at the local store.

Custom Displays

     HMG designs, assembles and markets in-store custom merchandising fixtures and display systems for consumer products companies as well as national and regional retailers. Its systems include in-store fixtures, shelf-management and category-management systems, freestanding displays and sales promotion materials. Examples of HMG's systems include the L'eggs(R) hosiery merchandising systems, the Pillsbury(R) dough display system and the shelf and pegboard systems for Procter & Gamble's Cover Girl(R) and Max Factor(R) cosmetics lines. HMG has also developed several "store-within-a-store" systems, whereby retail space is specifically devoted to a particular brand or category and is distinctly identifiable by appearance within the context of the overall retail environment. An example of a "store-within-a-store" system designed and produced by HMG is the Thom McAn shoe centers located in Kmart Corporation ("Kmart") stores and Wal*Mart Stores ("Wal*Mart") electronics centers.

Stock Displays

     Although many of HMG's clients require custom merchandising systems, certain components therein can frequently be used in other systems. As a result, HMG has accumulated tools and molds for component parts and displays which are included in a catalogue and marketed to existing and new clients. Since the investment in time and money for the development and production of the tooling for the components and displays has already been made, HMG can provide many of its clients with a timely, low-cost solution to certain of their in-store merchandising needs.

Interactive Systems

     HMG's interactive display systems include shelf-edge and freestanding flip-charts, mechanical demonstration units and battery-powered and touchscreen computer systems. Computer-based systems are useful both as a point-of-purchase merchandising tool and an effective means of collecting and disseminating information. The interactive computer-based systems ask consumers to respond to a series of questions. After analyzing the consumer's responses, the system makes recommendations of appropriate products which are immediately available for purchase on the surrounding display. Computer-based systems also enable consumer products companies to retrieve market research information based upon consumers' responses, give consumers comprehensive and accurate product information and assist consumers when sales personnel are unavailable. HMG's sales of computer-based systems are directed toward large consumer products companies and mass merchandisers, which potentially can use such systems in quantities of 250 or more units.

Internet Services

     Ego Media provides web-consulting, web-design, web-branding and "new media" services. Ego Media consults, designs, creates, programs and supports a client's Internet presence and e-commerce strategies. Each project developed by Ego Media utilizes customized software and programs developed for the specific client application. Ego Media's products are incorporated in its clients Internet and e-commerce sites on the Internet as well as multi-media and CD-ROM presentations. Ego Media's renowned use of Macromedia's Flash Software allows HMG to provide unique and stimulating Internet applications on the web driving sales for its clients.

CLIENTS

     The Company's clients include national and multi-national consumer products companies such as Sara Lee Corporation ("Sara Lee") and Procter & Gamble ("P&G"), both of which have been clients for more than 20 years, as well as Clairol Corporation ("Clairol"), CVS/Pharmacy ("CVS"), Foster Grant Group LLP ("Foster Grant"), Hallmark Cards, Inc. ("Hallmark"), Kmart, Microsoft, The Pillsbury Company, Radio Shack, Inc., Target Stores, Inc., Walgreen Stores, Inc. and Wal*Mart.

     With the greater availability of information regarding in-store product turnover, HMG is increasingly providing its products and services directly to mass merchandisers, chain drugstores and supermarkets. Kmart and Wal*Mart, for example, have engaged HMG to design and assemble "store-within-a-store" systems to provide its stores with visually discreet merchandising displays that maximize space efficiencies. In addition, HMG works with certain consumer products companies and retailers which have recently entered into joint arrangements to develop and purchase their own "store-within-a-store" display systems with the intention of leasing portions thereof to yet other consumer products companies.

     For the year ended December 31, 2000, Kmart, P&G and Wal*Mart accounted for approximately 21%, 19% and 11%, respectively, of HMG's net revenues. For the year ended December 31, 1999, no one client accounted for 10% or more of net revenues. For the year ended December 31, 1998, P&G and CVS accounted for approximately 12% and 11%, respectively, of HMG's net revenue. Although HMG's relationship with many of its larger accounts spans several years, none of these accounts is contractually bound to purchase HMG's products or services. The loss of any one such client would not have a material adverse effect on HMG.


BACKLOG

     At December 31, 2000, HMG's aggregate backlog was $59.1 million, as compared to $48.9 million and $48.8 million at December 31, 1999 and 1998, respectively. Of such aggregate backlog at December 31, 2000, one client accounts for approximately 17% of such backlog. HMG anticipates that substantially all such backlog at December 31, 2000, will be filled during the next twelve months. In addition to the $59.1 million backlog at December 31, 2000, HMG's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from HMG with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 2000 was $19.2 million of which HMG estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in HMG's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


MARKETING AND SALES

     Sales of HMG's merchandising displays and point-of-purchase services are generated by 36 sales and account management employees. HMG typically sells its in-store fixture and display systems pursuant to separate purchase orders following customer approval of a prototype. However, HMG is also paid for its services in creating, developing and testing in-store merchandising systems and in assembling prototypes prior to receipt of production run approvals. To a limited extent, sales are also generated through independent sales representatives.

WARRANTIES

     HMG generally does not warrant its merchandising systems to be free from defects in materials or workmanship but generally replaces any system found to be defective. Such replacement costs historically have been minimal. HMG generally warrants its interactive point-of-purchase systems to be free from defects in materials or workmanship for periods ranging from 3 to 12 months. The particular warranty granted on each sale is generally determined on a client-by-client, product-by-product basis.


PATENTS

     HMG has been issued various United States and foreign patents relating to certain components of its merchandising systems and has several additional patent applications pending. HMG does not regard patent protection as being of material importance to its ability to successfully compete in the in-store merchandising display industry. HMG does not hold any patents or material copyrights with respect to its computer software. HMG relies upon confidentiality agreements, as well as restrictions on dissemination of information to employees, to safeguard its confidential information.


COMPETITION

     The custom merchandising fixture and display segment of the in-store marketing industry in which HMG primarily competes and the Internet marketing application development industry are very fragmented and highly competitive. Certain of HMG's competitors, including several diversified companies, may have greater financial and other resources than HMG. In addition, although HMG believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that HMG will maintain such advantages.

     Most competitors generally operate on a local or regional level. As consumer products companies, retailers and e-tailers increasingly require vendors to offer comprehensive services and sophisticated technologies, many smaller operators, which are primarily privately held, may not have the capital resources, management skills and technical expertise necessary to compete, or provide integrated marketing services. Consequently, HMG believes the demand for its products and services will increase and industry consolidation will occur. HMG further believes it is well positioned to capitalize on such consolidation.


EMPLOYEES

     As of March 20, 2001, HMG employed 421 persons, including 4 executive officers, 218 in production and assembly, 51 in solutions development, 22 in project management, 36 in marketing and sales, 72 in administration and 18 in web-branding and web development. Approximately 125 of HMG's employees are covered by a collective bargaining agreement between HMG Intermark and Local 241 of the National Federation of Independent Unions, which expires December 31, 2003. Approximately 35 of HMG's employees are covered by a collective bargaining agreement between Display Depot and Local 810 of the Alloys and Hardware Fabricators and Warehousemen, which expires April 30, 2003. HMG believes that its current labor relations are good.


FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

     Reference is made to Note 11 in Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 2. FACILITIES.

     HMG's executive offices are located at 475 Tenth Avenue, New York, New York 10018, where it leases approximately 48,000 square feet pursuant to two leases that expire in October 2002. The aggregate annual base rentals for such floors is approximately $465,000. HMG sublets 8,750 square feet of such space for approximately $86,000 annually under a sublease expiring in October 2002. HMG leases approximately 35,000 square feet of space at 8710 Ferris Avenue in Morton Grove, IL on a month-to-month basis while HMG evaluates its option to purchase such facility for $2.3 million. The purchase option expires no earlier than March 2002. HMG leases approximately 25,000 square feet of office and warehouse space at 9 City View Drive in Toronto, Canada, for approximately $63,000 annually expiring in August 2003.

     HMG owns two facilities and leases a third full-service distribution facility located in Reading, Pennsylvania. The Reading, Pennsylvania facilities owned by HMG are comprised of (i) a 140,000 square foot multi-story production facility on three acres of property and (ii) a 72,500 square foot single story production facility on five acres of property. The 72,500 square foot facility is currently being marketed by HMG for sale or lease. The full-service distribution center is comprised of 200,000 square feet of space, 42 service bays for loading and unloading goods, at a current annual base rental of approximately $668,000 annually which expires in April 2005. Additionally, HMG has an option to renew this lease for an additional five year term subject to a rental increase based upon future market conditions.

     HMG operates a production facility located in Brooklyn, New York. HMG leases approximately 21,000 square feet, which expires in April 2002, at an annual base rent of $66,000. Additionally, HMG has an option to renew this lease for an additional five year term subject to a rental increase based upon the change in the Consumer Price Index from the base year of 1997.


ITEM 3. LEGAL PROCEEDINGS.

     On May 30, 2000, RTC Industries, Inc. ("RTC") filed an action in the United States District Court for the Northern District of Illinois against HMG Worldwide Corporation alleging that certain shelf divider systems sold by HMG infringed on one of RTC's patents. The complaint in the action seeks unspecified damages and an injunction. On June 26, 2000, HMG filed an answer and counterclaim seeking a declaration of non-infringement. The litigation is currently in the preliminary phases of discovery. HMG intends to vigorously defend itself in this matter. A status conference before the court is scheduled for April 10, 2001. HMG is subject to certain other legal proceedings and claims which have arisen in the ordinary course of its business. These aforementioned actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of HMG.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     HMG's Common Stock is quoted on The Nasdaq SmallCap Market ("Nasdaq") tier of the Nasdaq Stock Market under the symbol "HMGC". The following table sets forth the range of the high and low quotations for the common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

             2000                                    HIGH         LOW
             ----                                    ----         ---
         First quarter ...........................  $8-13/16    $6-3/16
         Second quarter ..........................   6-7/8       2-1/2
         Third quarter ...........................   4-7/16      2-23/32
         Fourth quarter ..........................   3-1/16      1-1/2

             1999
             ----
         First quarter ...........................  $4-1/32     $2-1/16
         Second quarter ..........................   4-5/8       3-3/4
         Third quarter ...........................   5-1/8       3-1/4
         Fourth quarter ..........................   7           3-15/16


     At April 12, 2001, there were 237 holders of record and approximately 1,638 beneficial stockholders of HMG's Common Stock and the closing bid quotation of the Common Stock on Nasdaq was $1.03 per share.


DIVIDEND POLICY

     HMG has not paid dividends on the Common Stock since its inception. HMG intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, HMG is prohibited from paying cash dividends. See
Note 5 in Notes to the Consolidated Financial Statements included in Item 8 hereof.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA.

     The selected historical financial data presented below as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, 1999 and 1998 have been derived from and should be read in conjunction with HMG's audited Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Historical Results of Operations" included elsewhere herein. All of such selected financial data of HMG has been derived from the Consolidated Financial Statements of the Company, which have been audited by Friedman Alpren & Green LLP, Independent Certified Public Accountants. The selected historical financial data, which include Balance Sheet data at December 31, 1998, 1997 and 1996 and Statement of Operations data for the years ended December 31, 1997 and 1996 has been derived from Consolidated Financial Statements not presented herein.

                                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                2000              1999            1998             1997          1996
                                                ----              ----            ----             ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA

Net revenues............................       $123,543          $80,045         $68,457         $46,311        $45,552
                                               ========          =======         =======         =======        =======

Income (loss) from operations ..........         (6,577)           1,551           3,299           1,079         (5,040)

Net income (loss) ......................      ($  9,650)        ($    31)        $ 1,904         $   529       ($ 5,535)
                                               ========          =======         =======         =======        =======

Basic earnings per share data
  Net income (loss) per common shares ..      ($   0.69)         $  -            $  0.21         $  0.06       ($  0.73)
                                               ========          =======         =======         =======        =======

  Weighted average number of
   common shares outstanding ...........         13,927           11,388           9,094           8,638          7,614
                                               ========          =======         =======         =======        =======

Diluted earnings per share data
  Net income (loss) per common and
   common equivalent shares ............      ($   0.69)         $  -            $  0.19         $  0.05       ($  0.73)
                                               ========          =======         =======         =======        =======

  Weighted average number of common
   and common equivalent shares ........         13,927           11,388          10,712          11,206          7,614
                                               ========          =======         =======         =======        =======


                                                                               DECEMBER  31,
                                                -----------------------------------------------------------------------
                                                2000              1999             1998            1997          1996
                                                ----              ----             ----            ----          ----
                                                                              (IN THOUSANDS)
 BALANCE SHEET DATA:

  Cash and cash equivalents ............      $  5,763         $  5,973          $  5,730       $  6,439       $  6,950
  Working capital ......................         1,211            5,430               804           (426)        (3,236)
  Total assets .........................        83,486           70,038            51,729          33,645        28,755
  Long-term debt .......................         9,170           11,080             4,251           2,878           266
  Stockholders' equity .................        13,053           13,556             9,068           6,470         5,191

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     HMG Worldwide Corporation ("HMG"), which was incorporated in 1984, is a marketing services company which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. The Company's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems. HMG's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. HMG's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

     HMG's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been expanded to include a new division known as HMGe. HMGe, is compromised of two operating units, Ego Media, Inc. ("Ego Media") and Zeff Consulting Group, Inc ("Zeff Consulting"). Ego Media, an 80% owned subsidiary acquired in September 1999, is engaged in providing web-consulting, web-branding and web-design services. Zeff Consulting, a wholly owned subsidiary acquired April 1, 2000, is a technology-based architectural, digital and brand design firm. HMG is cultivating a seamless marketing solutions strategy to offer consistent on-line and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the market place today. Through the combined talents of HMG and HMGe, clients have the opportunity to use a single agency to integrate a marketing strategy that reaches consumers from point of contact, whether on-line or in-store, that drives a consistent marketing message to the consumer enhancing the shopping experience in terms of environment, information, convenience, selection and brand awareness.


Recent Developments

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative agency providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. HMG's operations have been streamlined, costs structures rationalized and new marketing programs have been implemented. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution and reduce operating and manufacturing costs.

     Throughout the year ended December 31, 2000, HMG was engaged in a strategic analysis of its operations to fully assess its scope of services, marketing plans, client opportunities, operational performance and cost structure. As a result of this analysis, HMG implemented a new strategic plan whereby HMG acquired Zeff Consulting in April, continued the development of Ego Media, obtained three large orders which were shipped principally in the second and third quarters of 2000, focused on new sales and marketing initiatives for the future, and during the fourth quarter of 2000 implemented a series of significant changes to its operations through a cost reduction program that streamlines the cost structure, reduces head count, integrates operations and reduces the scope of internal manufacturing through strategic outsourcing and procurement initiatives.

     For the year ended December 31, 2000, HMG revenues increased 54% to $123.5 million as compared to $80.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, HMG incurred $9.3 million in non-recurring expenses, charges and personnel redundancies relating to the implementation of its strategic plan which have been charged to operations. These non-recurring charges are principally in the form of costs associated with (i) write-offs and disposal of obsolete, surplus and discontinued inventory components of $5.9 million, (ii) write-offs of uncollectible accounts receivable and advances of $1.6 million, (iii) personnel redundancies associated with its operational consolidation of $1.5 million, and (iv) facilities reduction of $363,000. HMG's 2000 strategic plan's cost reduction program is expected to yield savings of $6.1 million for year 2001. Prior to the non-recurring expenses, HMG realized income from operations of $2.7 million. For the year ended December 31, 2000, subsequent to the recognition of the $9.3 million non-recurring charge,

HMG incurred a loss of $9.6 million, or $0.69 basic earnings per share, as compared to a net loss of $31,000, or $0.00 basic earnings per share for the year ended December 31, 1999.

     For the year ended December 31, 2000, HMG's strategic plan initiatives encompassed the following:

     (i) Sales, marketing and design strategies and solutions are the strength and heritage of HMG. HMG continues to develop and expand its retail-based clientele to augment its consumer products clientele. HMG, in recognition of the growth opportunity in marketing directly to retail clients, has derived revenues of $65.4 million, $23.3 million and $20.2 million from retail clients for the years ended December 31, 2000, 1999 and 1998, respectively HMG derived revenues from consumer products companies of $54.0 million, $56.7 million and $48.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. HMGe revenues were $4.1 million and $58,000 for the years ended December 31, 2000 and December 31, 1999, respectively. HMG will continue to align its marketing initiatives to build its retail and consumer product company clientele as HMG seeks to provide catalytic marketing value to the relationship between and amongst retailers, consumer product companies and consumers. At December 31, 2000, HMG's backlog is $59.1 million, its highest year end level in its history.

     (ii) HMG's subsidiaries have historically been fully autonomous, independent units supporting local initiatives. Through the strategic planning process, it was determined that significant costs savings can be realized through the integration of key functional disciplines. To this end, HMG has implemented the consolidation of certain functional groups, relocated certain processes, eliminated local support where not required, and expanded certain groups and services. Specifically, HMG's marketing strategies are now coordinated out of HMG's New York office in a effort to streamline and focus our marketing resources where the returns can be maximized. HMG has integrated its product development and engineering groups between each unit opening up the utilization of specific expertise on a project that may reside in another office. HMG has consolidated its prototype, samples and model making activities from four offices to one. HMG has formed a worldwide strategic procurement group to drive down the costs of components and improve margins. HMG has consolidated its logistics and project management groups to drive operational efficiencies and to rationalize freight and distribution costs. The result of this initiative is that employee head count has been reduced by 59 people. HMG has identified and charged to operations a non-recurring, $1.5 million charge for redundancy and severance costs associated with this initiative. Furthermore, through these initiatives, HMG estimates annual savings of $5.0 million in personnel and related costs in 2001.

     (iii) HMG has changed its operational focus to a more integrated design, engineering, service, procurement and distribution orientation and significantly less internal manufacturing operations. HMG's internal manufacturing capacity has been reduced. HMG has eliminated its injection molding and manufacturing operations in HMG's Reading, PA facilities. Prototype, samples and model making resources have been consolidated into one facility. Distribution and customized, store specific pack-out services have been expanded. New product development costs have been consolidated to rationalize costs. HMG has formed a procurement group to source materials and components worldwide on a best total cost basis. Through consolidation of purchasing and reduced manufacturing, HMG is seeking reduced procurement costs, improved project margins, improve project management and purchasing process controls, more just-in-time supply management and less investment in inventory and related costs. The result of this initiative is that HMG has identified and disposed of obsolete, surplus and discontinued inventory components and charged to operations a non-recurring charge of $5.9 million.

     (iv) HMG is closing two of its four facilities in Reading, PA (a warehouse and a production facility), closing a warehouse in Toronto and has expanded its Reading distribution facility. The Reading warehouse facility to be closed is a leased, 60,000 square foot facility with two and a half years remaining on the lease. There is an additional Reading annex warehouse comprised of 20,000 square feet that is leased on a month-to-month basis and will also be eliminated. The Reading production facility is 72,500 square feet and is owned by HMG. HMG is currently marketing the sale, lease and sublease of these facilities. Toronto's warehouse, a 20,000 square foot leased facility, is closing upon the expiration of the lease, June 2001. HMG has expanded its Reading distribution facility by 80,000 square feet for an aggregate of 200,000 square feet of warehousing and distribution floor space. This distribution facility, which contains 42 trucking bays, is HMG's light assembly, customized, store specific pack-out and distribution and logistics center. The cost of the Reading distribution expansion is estimated at $280,000. More Chicago and Toronto office initiated programs will run through HMG's Reading's distribution facility to further leverage costs and efficiencies. The result of this initiative is a net reduction in warehouse and distribution space of 92,500 square feet, with an estimated annual savings of $780,000 in fixed facility overhead and intra-facility freight costs and an additional non-recurring charge to operations of $363,000.

     (v) HMG has made additional investments in technology with new inventory management and informational system expected on-line during the second quarter 2001 at an approximate cost of $200,000 in new software and network upgrades. Additionally, HMG and HMGe launched new websites each of which has been developed internally by HMGe personnel at an aggregate cost of $280,000 which has been charged to operations. The web site locations are HMGWorldwide.com and EgoMedia.com.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative marketing services company providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. HMG's operations have been streamlined, costs structures rationalized and new marketing programs have been implemented. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution capability and reduce operating and manufacturing costs.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO
  YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net revenues increased $43.5 million to $123.5 million for the year ended December 31, 2000 from $80.0 million for the year ended December 31, 1999. This 54.3% increase in net revenues from 1999 to 2000 was principally due to the net effects of (i) increased shipments directly to retailers of $42.2 million, (ii) increased HMGe revenues of $4.1 million and a (iii) decrease in shipments to consumer products companies of $2.3 million. For the year ended December 31, 2000, HMG shipped two new national rollout orders for retailers aggregating $26.9 million of the $42.2 million increase in shipments direct to retailers. Additionally, HMG shipped a series of national roll outs for a group of related consumer goods companies which aggregated $17.4 million. Net revenues increased by approximately $11.6 million to $80.0 million for the year ended December 31, 1999 from $68.5 million for the year ended December 31, 1998. This 16.9% increase in net revenues from 1998 to 1999 was principally due to the effects of
(i) the net revenues from HMG Schutz, acquired effective August 1, 1998 of approximately $3.8 million, (ii) an increase of net revenues from HMG Griffith of approximately $1.0 million, and (iii) an increase of net revenues of approximately $6.8 million from a more diversified client base and through the national roll out of several new retailer sponsored merchandising programs.

     Gross profit, before the effects of the non-recurring costs charged to cost of sales of $7.3 million, increased approximately $9.5 million to $32.4 million for the year ended December 31, 2000 from $22.9 million for the year ended December 31, 1999 due to the increase in the Company's net revenues. Gross margins declined to 26.3% versus 28.6% due to the combined effect of increased production overhead costs and lower margins on the larger programs shipped by HMG period over period. For the year ended December 31, 2000, gross profit, after giving effect to the $7.3 million non-recurring charge, increased $2.2 million to $25.1 million, a gross margin of 20.3 %, from $22.9 million for the year ended December 31, 1999. Gross profit increased approximately $3.7 million to $22.9 million for the year ended December 31, 1999 from $19.2 million for the year ended December 31, 1998 due to the increase in the Company's net revenues. Gross margins remained stable at 28.6% and 28.1% for the years ended December 31, 1999 and 1998, respectively.

     Selling, general and administrative expenses ("SG&A"), before the effects of the non-recurring costs charged to SG&A of $2.0 million for the year ended December 31, 2000, increased $8.4 million to $29.7 million as compared to $21.3 million for the year ended December 31, 1999. The increase in SG&A from 1999 to 2000 was principally a result of (i) the addition of nine months of Zeff Consulting SG&A of $1.1 million, (ii) the addition of Ego Media SG&A for the full 12 month period, $1.5 million, (iii) the increase in depreciation and amortization expense of $1.0 million, (iv) the increase in commission expense of $2.1 million due to the revenue increase for the period, and (v) increased project administration costs of $2.4 million relating to the revenue increase for the period. For the year ended December 31, 2000, SG&A after giving effect to the $2.0 million non-recurring costs charged to SG&A has increased $10.4 million to $31.7 million from $21.3 million for the year ended December 31, 1999. SG&A for the year ended December 31, 1999, increased $5.4 million to $21.3 million as compared to $15.9 million for the year ended December 31, 1998. The increase in SG&A from 1998 to 1999 was principally a result of (i) the addition of HMG Schutz SG&A for the full 12 month period, $4.1 million, (ii) SG&A associated with Ego Media, acquired September 28, 1999, $272,000, and (iii) the increase in depreciation and amortization expense of $442,000.

     Interest income is derived principally from cash investments in commercial paper and other highly liquid cash equivalents. For the year ended December 31, 2000, HMG did not maintain such investments. For the year ended December 31, 1999, HMG generated interest income of $215,000 as compared to $274,000, for the comparable 1998 period. The decrease in interest income of approximately $59,000 from 1998 to 1999 was attributable principally to a reduction in cash and cash equivalents invested during the period.

     Interest expense was $3.1 million for the year ended December 31, 2000 as compared to $1.8 million and $1.7 million for the comparable 1999 and 1998 periods, respectively. The increase in interest expense for the year ended December 31, 2000 of $1.3 million is due to the combined effects of an average increase in borrowing of $8.2 million and an average interest rate increase of 1.0% during the year. Interest rates remained stable from 1998 to 1999, HMG realized a favorable reduction in the rate of interest incurred of approximately 1.2% which was offset by an increase in net borrowings in 1999 versus 1998.

     As a consequence of the foregoing factors, HMG realized a net loss of $9.6 million, or $0.69 basic loss per share for the year ended December 31, 2000 as compared to net loss of $31,000, or $0.00 basic loss per share, for the year ended December 31, 1999. For the year ended December 31, 1998, HMG realized net income of $1.9 million, or $0.21 basic earnings per share.


STOCKHOLDERS' EQUITY

     Stockholders' equity decreased $503,000 to $13.1 million at December 31, 2000 from $13.6 million at December 31, 1999. The net decrease in stockholders' equity was principally due to (i) the issuance of 1,170,069 shares of Common Stock and the retirement of the then outstanding convertible debenture of $3.0 million, net of expenses, (ii) the issuance of 316,750 shares of Common Stock, valued at $792,000, in connection with the acquisition of Zeff Consulting, (iii) proceeds derived from a Private Placement of Common Stock whereby HMG issued 700,000 shares of Common Stock for which HMG derived net proceeds of $3.3 million, (iv) net proceeds of approximately $2.0 million derived from the issuance of 947,676 shares of Common Stock pursuant to the exercise of stock options and warrants, (v) the issuance of 46,898 shares of Common Stock by HMG to the HMG Worldwide Corporation Capital Accumulation Plan valued at $222,000, and (vi) the net loss of $9.6 million incurred by HMG.


INCOME TAXES

     At December 31, 2000, the Company had available $43.0 million of net operating loss carry forwards which expire during the years 2001 through 2020. Due to the net loss there was no income tax provision for the year ended December 31, 2000 and 1999. The Company's income tax provision for the year ended December 31, 1998 was $31,000 and resulted principally from state and local alternative minimum taxes.


BACKLOG

     At December 31, 2000, HMG's aggregate backlog was $59.1 million, as compared to $48.9 million and $48.8 million at December 31, 1999 and 1998, respectively. Of such aggregate backlog at December 31, 2000, one client accounts for approximately 17% of such backlog. HMG anticipates that substantially all such backlog at December 31, 2000, will be filled during the next twelve months. In addition to the $59.1 million backlog at December 31, 2000, HMG's Supply Contract with Foster Grant requires Foster Grant, subject to certain limitations, to purchase at least 70% of all its in-store merchandising display purchases from HMG with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant Supply Contract at December 31, 2000 was $19.2 million of which HMG estimates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in HMG's backlog levels due to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


INFLATION

     The effect of inflation on the Company's operations has not been significant to date.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2000, 1999 and 1998 aggregated approximately $5.8 million, $6.0 million and $5.7 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company's cash flows from operating, investing and financing activities are summarized below:


                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                      2000         1999         1998
                                                                      ----         ----         ----
                                                                              (IN MILLIONS)
     Net cash used in operating activities                          ($11.1)       ($9.6)       ($3.2)
                                                                     -----         ----         ----

     Investing activities:
       Acquisition, net of cash acquired                                -            -           0.1
       Capital expenditures                                           (2.7)        (4.6)        (1.5)
                                                                     -----        -----         ----
         Net cash used in investing activities                        (2.7)        (4.6)        (1.4)
                                                                     -----        -----         ----

     Financing activities:
       Net proceeds from sale of common stock                          3.3          0.4          0.2
       Net proceeds from exercise of stock options and warrants        2.0          0.3           -
       Proceeds derived from a term loan                                -           3.1           -
       Proceeds derived from the sale of convertible
         notes and  debentures                                         1.5          7.0           -
       Deferred financing costs                                       (0.2)        (2.1)          -
       Net increase in indebtedness                                    7.0          5.7          3.7
                                                                     -----        -----        ----
         Net cash provided by financing activities                    13.6         14.4          3.9
                                                                     -----        -----        -----

       Net increase (decrease) in cash and cash equivalents         ($ 0.2)        $0.2        ($0.7)
                                                                     =====         ====         ====


     HMG's decrease in cash and cash equivalents of $210,000 for the year ended December 31, 2000 was principally due to (i) net cash used in operating activities of $11.1 million, used principally to finance increases in the Company's accounts receivable and inventory levels with continued market penetration into retail-based accounts which require HMG to maintain higher inventory levels, (ii) capital expenditures of $2.7 million, offset by, (iii) net borrowings under HMG's credit facility and convertible debentures of $8.5 million, (iv) deferred financing costs incurred, $172,000, (v) net proceeds derived from the sale of stock pursuant to a private placement, $3.3 million and
(vi) net proceeds derived from the exercise of stock options and warrants of $2.0 million.

     HMG's increase in cash and cash equivalents of approximately $243,000 for the year ended December 31, 1999 was principally due to (i) net cash used in operating activities of $9.6 million, used principally to finance increases in HMG's accounts receivable and inventory levels with continued market penetration into retail-based accounts which require HMG to maintain higher inventory levels, (ii) capital expenditures of $4.6 million including $3.0 million invested in a series of proprietary products and associated injection mold and production related tooling, offset by, (iii) net borrowings under HMG's credit facility and convertible debentures of $15.8 million, (iv) deferred financing costs incurred, $2.1 million, (v) net proceeds derived from the sale of stock pursuant to a private placement, $400,000 and (vi) net proceeds derived from the exercise of stock options and warrants of $255,000.

     HMG's decrease in cash and cash equivalents of approximately $709,000 for the year ended December 31, 1998 was principally due to (i) net cash used in operating activities of $3.2 million, used principally to finance increases in HMG's accounts receivable and inventory levels, (ii) capital expenditures of $1.5 million, offset by, (iii) net borrowing under HMG's credit facility of $3.7 million and (iv) net proceeds derived from a private placement of $169,000.

     HMG maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of HMG, the Eurodollar rate plus 2.5% per annum. HMG is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require HMG to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and
(iii) the sale of certain assets. As of December 31, 2000, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. The Credit Agreement, consummated in August 1999, replaced a previously existing $17.0 million credit facility. The average balance outstanding under the Company's credit agreements for the years ended December 31, 2000, 1999 and 1998 was approximately $23.9 million, $17.5 million and $17.2 million, respectively, at the weighted average interest rate of 9.5%, 8.5% and 9.7%, respectively.

     Pursuant to the terms of the Credit Agreement, the lender advanced $3.1 million in the form of a term loan collateralized by HMG's current and future real estate and equipment. The term loan portion of the Credit Agreement is amortized on a quarterly basis over five years and bears interest at the institution's prime rate plus 0.25% per annum. The term loan portion of the Credit Agreement replaced a previously existing term loan with another institution. At December 31, 2000, 1999 and 1998 the balance outstanding under the term loans were $2.5 million, $3.1 million and $772,000, respectively.

     In addition to the Credit Agreement, on March 22, 2000 and February 24, 1999 HMG issued $1.5 million and $5.0 million, 7% Convertible Notes Due March 22, 2003 and February 24, 2002, respectively. The Notes were not registered but an aggregate of 5,208,750 shares of Common Stock underlying the Notes were registered at the time of issuance. At December 31, 2000, the outstanding balance of 7% Convertible Notes was an aggregate of $3.5 million. The principal amount of the Notes are convertible into shares of HMG's Common Stock at a conversion price of the lesser of $9.60 or $4.00 per share, respectively, or a price based upon the prevailing market price of the Common Stock, subject to a maximum issuance of 3,152,931 shares upon the conversion of the Notes, taken together. The Company also issued on August 26, 1999 $2.0 million, 10% Convertible Debentures Due August 26, 2002 to an institutional investor. The principal amount of the Debenture is convertible, at the option of the holder at any time, into shares of the Company's Common Stock based upon the conversion price of $4.00 per share. The Convertible Notes and Convertible Debentures were issued through a private placement; however, HMG has undertaken to register, for resale by the holders of the Notes, the shares which may be acquired upon the conversion of the Notes under the Securities Act of 1933.

     HMG's working capital at December 31, 2000 was $1.2 million, inclusive of borrowings of $29.2 million pursuant to the five-year Credit Agreement. From time to time, HMG experiences temporary liquidity problems due to the timing of cash flows while HMG is in production and building inventory and well as a result of the implementation of the strategic initiatives driving cost from HMG's structure pursuant to the strategic plan of 2000. In addition, as HMG expands HMGe's Internet and e-commerce initiatives, the timing of cash flows for HMGe will require support through HMG's existing credit facilities and other potential resources.

     In March 2000, HMG retained an investment banker, Friedman, Billings and Ramsey, to advise HMG in the financing of its Internet expansion as well as the increased working capital requirements of its traditional core in-store marketing business. HMG may seek to raise additional capital in order to provide a more rapid growth and expansion of HMGe as HMG believes that there are significant opportunities to grow this business unit, both organically and through strategic acquisition.

     HMG believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and issuance of Convertible Notes will be sufficient to support its debt service requirements and its other capital and operating needs for the next fiscal year. Management will continue to expand its HMGe division prudently and judicially until the results of Friedman, Billings and Ramsey's engagement have materialized. HMG is also focused upon the completion of its operational and cost consolidation which it estimates that $6.1 million in savings are to be realized in 2001. HMG believes its investment in strategic web-branding and its architectural and environmental design divisions, an expanded client base and future cash flows from operations and cost reduction programs developed by HMG provide an important basis for future profitability and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

     The above statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions (iv) delays in shipment of scheduled programs to clients (v) delay in or inability to expand HMG's client base and/or (vi) the loss of, or reduction in spending of existing clients.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     HMG is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, HMG employs internal processes to manage its exposure to interest rates, market risks and currency fluctuations. HMG's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, HMG refinances debt when advantageous. HMG is exposed to the impact of currency fluctuations because of its international operations. At the present time, HMG does not swap or hedge its foreign currency obligations, but will review its policy on hedging on a continuous basis. HMG does not hold or issue derivative or other financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



HMG WORLDWIDE CORPORATION AND SUBSIDIARIES                              PAGE
                                                                        ----

     Independent Auditors' Report                                         22

     Consolidated Balance Sheets at December 31, 2000 and 1999            23

     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998                                   24

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                                   25

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 2000, 1999 and 1998               27

     Notes to Consolidated Financial Statements                           28

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION



     We have audited the accompanying consolidated balance sheets of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG WORLDWIDE CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                              FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 26, 2001

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                    2000          1999
                                                                    ----          ----
                                      ASSETS
Current assets:
  Cash and cash equivalents (Note 1)                              $ 5,763       $ 5,973
  Accounts receivable - less allowance
    for doubtful accounts of $1,049 and $781 (Note 14)             23,996        15,607
  Inventory (Notes 1 and 3)                                        30,664        26,395
  Prepaid expenses                                                    653           997
  Other current assets                                                246           464
                                                                  -------       -------
     Total current assets                                          61,322        49,436

Property and equipment - net (Notes 1 and 4)                       11,091         9,877
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $3,203 and $2,572 (Notes 1 and 2)                 9,339         8,584
Deferred financing costs - net (Note 1)                             1,505         1,966
Other assets                                                          229           175
                                                                  -------       -------
                                                                  $83,486       $70,038
                                                                  =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations (Note 5)            $29,171       $21,565
  Accounts payable                                                 27,618        19,078
  Accrued employee compensation and benefits                          865           950
  Deferred revenue (Note 1)                                           528         1,051
  Accrued expenses                                                  1,516         1,045
  Other current liabilities                                           413           317
                                                                  -------       -------
    Total current liabilities                                      60,111        44,006

Pension obligation (Note 6)                                           813           999
Convertible notes and debentures (Notes 5 and 15)                   5,500         7,000
Promissory note (Note 2)                                            1,600         1,600
Term loan (Note 5)                                                  1,872         2,480
Other long-term liabilities (Note 6)                                  537           397
                                                                  -------       -------
                                                                   70,433        56,482
                                                                  -------       -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 15,210,618 and 12,029,225 shares
    issued and outstanding (Note 8)                                   152           120
  Additional paid-in capital (Note 8)                              48,942        39,827
  Accumulated deficit                                             (36,041)      (26,391)
                                                                  -------       -------
                                                                   13,053        13,556
                                                                  -------       -------
                                                                  $83,486       $70,038
                                                                  =======       =======


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                       2000               1999             1998
                                                       ----               ----             ----
Net revenues (Notes 1 and 10)                        $123,543           $80,045           $68,457
                                                     --------           -------           -------

Cost of revenues                                       98,419            57,145            49,220
                                                     --------           -------           -------

  Gross profit                                         25,124            22,900            19,237

Selling, general and administrative
  expenses                                             31,701            21,349            15,938
                                                     --------           -------           -------

  Income (loss) from operations                        (6,577)            1,551             3,299

Interest income                                             1               215               274

Interest expense (Note 5)                              (3,074)           (1,797)           (1,651)

Other income                                             -                 -                   13
                                                     --------           -------           -------
  Income (loss) before provision for income
    taxes                                              (9,650)              (31)            1,935

Provision for income taxes (Notes 1 and 7)               -                 -                  (31)
                                                     --------           -------           -------

  Net income (loss)                                  ($ 9,650)         ($    31)          $ 1,904
                                                     ========           =======           =======

Basic earnings per share (Note 8)
  Net income (loss) per common share                ($   0.69)          $  -              $  0.21
                                                     ========           =======           =======

  Weighted average number of common
  shares outstanding                               13,926,843        11,388,303         9,093,715
                                                   ==========        ==========        ==========

Diluted earnings per share (Note 8)
  Net income (loss) per common and potential
  common equivalent shares                          ($   0.69)          $  -              $  0.19
                                                     ========           =======           =======

  Weighted average number of common
  and potential common shares                      13,926,843        11,388,303        10,711,659
                                                   ==========        ==========        ==========


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           2000            1999           1998
                                                           ----            ----           ----
Cash flows from operating activities:
  Cash received from customers                           $ 114,352      $  78,013      $  64,536
  Interest received                                              1            233            282
  Cash paid to suppliers                                  (104,922)       (71,742)       (51,312)
  Cash paid to employees                                   (17,747)       (14,670)       (15,024)
  Income taxes paid                                           (187)           (28)            (3)
  Interest paid                                             (2,641)        (1,385)        (1,651)
                                                         ---------      ---------      ---------
    Net cash used in operating
       activities                                          (11,144)        (9,579)        (3,172)
                                                         ---------      ---------      ---------

Cash flows from investing activities:
  Cost of acquisitions, net of cash acquired                    12             --            138
  Capital expenditures                                      (2,693)        (4,599)        (1,517)
                                                         ---------      ---------      ---------
    Net cash used in
       investing activities                                 (2,681)        (4,599)        (1,379)
                                                         ---------      ---------      ---------

Cash flows from financing activities:
  Net proceeds from the sale of common
    stock as part of  a private placement                    3,291            400            169
  Net proceeds from exercise of stock options
    and warrants                                             1,997            255             --
  Proceeds derived  from a term loan                            --          3,100             --
  Proceeds derived from the sale of convertible
    notes and debentures                                     1,500          7,000             --
  Proceeds derived from a credit agreement, net              7,619          5,889          3,860
  Deferred financing costs                                    (172)        (2,148)            --
  Principal payments of outstanding debt obligations          (620)           (75)          (187)
                                                         ---------      ---------      ---------
    Net cash provided by financing
       activities                                           13,615         14,421          3,842
                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents          (210)           243           (709)

Cash and cash equivalents at beginning of year               5,973          5,730          6,439
                                                         ---------      ---------      ---------

Cash and cash equivalents at end of year                 $   5,763      $   5,973      $   5,730
                                                         =========      =========      =========



          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              2000             1999              1998
                                                              ----             ----              ----
Reconciliation of net income (loss) to net cash
  used in operating activities:
  Net income (loss)                                        ($ 9,650)        ($    31)        $  1,904

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                               2,556            1,560            1,118
  Provision for doubtful accounts                               904              338              100
  Write-off of inventory                                      5,894               --               --

Decrease (increase) in assets, net of effects
  of acquisitions:
    Accounts receivable                                      (8,411)            (458)          (5,548)
    Inventory                                               (10,163)         (11,060)          (7,210)
    Prepaid expenses                                            344             (127)            (347)
    Other assets                                               (542)             100              (47)

Increase (decrease) in liabilities, net of effects
  of acquisitions:
    Accounts payable                                          8,321            3,145            6,381
    Deferred revenue                                           (523)          (1,919)           1,537
    Accrued expenses                                            312             (979)          (1,032)
    Pension obligation                                         (186)            (148)             (28)
                                                           --------         --------         --------
   Net cash used in operating activities                   ($11,144)        ($ 9,579)        ($ 3,172)
                                                           ========         ========         ========


Non-cash investing and financing activities:
  Fair value of assets acquired in
    connection with acquisitions                           $    315         $    115         $  4,059
  Fair value of liabilities assumed
    in connection with acquisitions                        $    219         $     85         $  5,481
  Common stock issued in connection
    with acquisitions                                      $    792         $  1,400         $    110
  Promissory note, net of imputed
    interest, issued in connection with
    an acquisition                                         $     --         $     --         $  1,600
  Common stock issued in connection
    with an employee benefit plan                          $    222         $    151         $    154
 Common stock issued in connection with
    the conversion of debentures                           $  2,845         $  1,945         $     40
  Warrants issued as part of a consulting agreement        $     --         $    368         $    221


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK       ADDITIONAL                    TOTAL
                                                  ------------        PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                               SHARES      AMOUNT     CAPITAL       DEFICIT        EQUITY
                                               ------      ------     -------       -------        ------
  Balance at December 31, 1997               8,924,150      $ 89      $34,645     ($ 28,264)     $ 6,470

Shares sold as part of a
  private placement                            150,000         2          167                        169
Issuance of shares as part of
  an acquisition                               100,000         1          109                        110
Issuance of shares pursuant
  to conversion of debentures                   32,000                     40                         40
Issuance of warrants as part of a
  consulting agreement                                                    221                        221
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan                    123,055         1          153                        154
Net income                                                                            1,904        1,904
                                           -----------      ----      -------     ---------      -------
  Balance at December 31, 1998               9,329,205        93       35,335       (26,360)       9,068

Shares sold as part of a
  private placement                            100,000         1          399                        400
Issuance of shares as part of
  an acquisition                               350,000         3        1,397                      1,400
Issuance of shares pursuant
  to conversion of debentures                1,728,000        17        1,928                      1,945
Issuance of warrants as part
  of consulting agreements                                                368                        368
Issuance of shares as part of exercise
  of stock options and warrants                447,768         5          250                        255
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan                     74,252         1          150                        151
Net loss                                                                                (31)         (31)
                                           -----------      ----      -------     ---------      -------
  Balance at December 31, 1999              12,029,225       120       39,827       (26,391)      13,556

Shares sold as part of a
  private placement                            700,000         7        3,284                      3,291
Issuance of shares as part of
  an acquisition                               316,750         3          789                        792
Issuance of shares pursuant
  to conversion of debentures                1,170,069        12        2,833                      2,845
Issuance of shares as part of exercise
  of stock options and warrants                947,676         9        1,988                      1,997
Issuance of shares as a contribution
  to HMG Worldwide Corporation
  Capital Accumulation Plan                     46,898         1          221                        222
Net loss                                                                             (9,650)      (9,650)
                                           -----------      ----      -------     ---------      -------
  Balance at December 31, 2000              15,210,618      $152      $48,942     ($ 36,041)     $13,053
                                           ===========      ====      =======     =========      =======


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

     The Company, using its marketing resources and expertise, identifies the strategic, in-store and/or Internet marketing objectives of its clients and provides either specific functions or the Company's fully integrated range of services, which includes research, marketing development, brand positioning, creative design, engineering, web programming, production, package design and related services, to provide point-of-purchase merchandising display systems and/or Internet solutions intended to meet such objectives. The Company's operations are conducted principally through six operating wholly owned subsidiaries and an 80% owned subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG In-Store"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("Display Depot"), HMG Schutz International, Inc. ("HMG Schutz"), HMG Griffith, Inc. ("HMG Griffith"), Zeff Consulting Group, Inc. ("Zeff Consulting"), and Ego Media, Inc. ("Ego Media"). The Company conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

     During the year ended December 31, 2000, the Company implemented a new strategic plan whereby it took measures designed to restructure and refocus its current operations. During the fourth quarter of 2000, the Company recognized approximately $9.3 million of expenses when it discontinued serving certain customers, embarked on cost containment measures and wrote-off certain assets. These expenses included the write off of approximately $5.9 million of obsolete, excess or discontinued inventory, reduction of personnel resulting in employee redundancy and termination benefits totaling approximately $1.5 million, write off of approximately $904,000 of accounts receivable due from a class of customers no longer served by the Company, approximately $636,000 related to changes in employment compensation and advances to marketing and sales personnel, and $363,000 related to closing certain facilities.

     PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     INVENTORY: Inventory, consisting principally of merchandising display components, is stated at the lower of cost or market on a standard cost basis, which approximates average cost. Costs incurred in the design and engineering of merchandising fixtures and display programs, including salaries and expenses, are capitalized as part of work-in-process inventory and charged to operations over their estimated economic lives of approximately two to three years (see
Note 3).

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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED: The excess of cost over fair value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years for acquisitions consummated prior to 1998 and over fifteen years for any acquisitions consummated in 1998 and thereafter. Related amortization expense was approximately $631,000, $519,000 and $438,000, for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 2). Long-lived assets acquired in a business combination are reviewed on a quarterly basis to determine whether events and circumstances warrant revisions in their carrying values. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair value of assets acquired relates. The excess of cost over fair value of assets acquired will be written down if it becomes evident that it has been permanently impaired.

     DEFERRED FINANCING COSTS: The Company incurred approximately $2.3 million in finance acquisition costs associated with various bank lines of credit and convertible debentures. The Company capitalizes such costs and amortizes them over the life of the applicable credit facility. For the years ended December 31, 2000 and 1999, the Company charged to operations approximately $436,000 and $170,000, respectively, in deferred financing amortization costs.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the revolving credit facility, promissory notes, and convertible notes and debentures approximates carrying value due to the short maturities. The carrying value of the tem loans approximate their fair value because the term loans have a variable interest rate that reflect current available terms and maturities of similar debt.

     FOREIGN CURRENCY TRANSLATION: The functional currency of HMG Griffith is the Canadian Dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rate at the Balance Sheet date. Income and expense items are translated at the average exchange rates during the respective periods. All translation adjustments realized by the Company during 2000, 1999 and 1998, which in total were not material, were charged to operations.

     REVENUE RECOGNITION: Revenue is recognized when a merchandise fixture or display system is shipped and when marketing consulting services are performed. Revenue for the Company's web-branding and architectural design services is recognized when services are rendered and the Company has no further obligation to supply support. From time-to-time, due to client warehousing and distribution limitations, the Company will perform warehousing services on behalf of its clients. Revenue is recognized for client material held at the Company's distribution center at the time that the client engages the Company for its warehousing services.

     RECLASSIFICATIONS: Certain reclassifications have been made to conform the presentation of prior years to the current year presentation.

     INCOME TAXES: Income taxes are provided on the liability method on all revenues and expenses included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pre-tax accounting income or loss and taxable income or loss (see Note 7). Under the liability method of accounting for income taxes, deferred taxes are based on rates that are expected to be in effect when temporary differences are scheduled to reverse. Valuation allowances are established until realization is reasonably assured.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE: Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings (loss) per shares is calculated by using the weighted average common shares outstanding adjusted to include the potentially dilutive effect of potential common stock, such as convertible debentures and notes and stock options. Common shares issuable upon exercise of stock options and warrants are included in the computation of diluted earnings per share, unless they are anti-dilutive (see Note 8).

     ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements (see Note 8).

     RECENT PRONOUNCEMENTS: The Company has adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies were in compliance with SAB 101 prior to adoption and, accordingly, no adjustments to the financial statements were necessary.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS Statement NO. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments and, accordingly does not expect these pronouncements to have a material impact on the results of its operations.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - ACQUISITIONS

Zeff Consulting Group

     Effective April 1, 2000, the Company consummated the acquisition of Zeff Consulting Group, Inc., a technology-based architectural, digital and brand design and development company, in a business combination accounted for as a purchase. Pursuant to the terms of the acquisition agreement, the Company issued 316,750 shares of Common Stock valued at $2.50 per share and incurred closing costs and related expenses of approximately $500,000. In addition, the Company has recorded approximately $1.2 million as the excess cost of the fair market value of the assets acquired. For the nine months ended December 31, 2000, Zeff Consulting revenues were $2.2 million and incurred a loss from operations of $473,000.

Ego Media

     Effective September 28, 1999, the Company consummated the acquisition of 80% of Ego Media, Inc., a New York-based, leading edge, technology-based, Internet web-brand development and communications company, in a business combination accounted for as a purchase. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 350,000 shares of the Company's Common Stock, valued at $4.00 per share. Ego Media has recently emerged from the development stage, focusing upon developing web-brand marketing strategies for clients seeking to engage in "e-commerce". Pursuant to the terms of the transaction, the Company has recorded approximately $1.4 million as the excess cost over fair market value of assets acquired. For the year ended December 31, 2000 and the three months ended December 31, 1999, Ego Media's revenues were $1.9 million and $58,000, respectively, and realized income from operations of $131,000 and incurred a loss of $214,000, respectively.

HMG Schutz Operations

     Effective August 1, 1998, the Company consummated the acquisition of the business of HMG Schutz, a Chicago-based point-of-purchase company pursuant to an Asset Purchase Agreement ("Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company issued a $1.6 million Promissory Note, as adjusted, net of imputed interest of $278,000, and issued 100,000 shares of the Company's Common Stock, valued at $1.10 per share, in consideration for the acquired assets. The payments required under the Promissory Note commence upon the second anniversary of the Purchase Agreement after which the Company will make 20 equal quarterly principal installments, plus accrued interest at the prime rate per annum. In addition, the Company has agreed to make certain future contingent payments based upon revenues generated by HMG Schutz over the next three years. To date, the Company has recorded aggregate contingent payments of $381,000 pursuant to the terms of the Purchase Agreement. The Company also acquired an option to purchase, at a future date yet to be determined, the office and warehouse facilities and related land currently occupied by HMG Schutz for approximately $2.3 million.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 - INVENTORY

     Inventory consisted of the following components at December 31, 2000 and 1999:

                                                       DECEMBER 31,
                                             ---------------------------
                                                 2000               1999
                                                 ----               ----
                                                      (IN THOUSANDS)

Finished goods                               $ 5,758            $ 7,945
Work-in-process - components                   3,727              2,582
Work-in-process - design costs                 5,859              5,436
Raw materials - components                    15,320             10,432
                                             -------            -------
                                             $30,664            $26,395
                                             -------            -------

     Costs charged to operations for work-in-process design costs for the year ended December 31, 2000, 1999 and 1998 was approximately $2.2 million, $1.3 million and $600,000, respectively.


NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment, estimated useful lives and accumulated depreciation and amortization at December 31, 2000 and 1999:

                                             DECEMBER 31,
                                      -----------------------
     DESCRIPTION                          2000        1999        ESTIMATED USEFUL LIFE
     -----------                          ----        ----        ---------------------
                                           (IN THOUSANDS)
     Land                             $   528        $   528
     Buildings and improvements         3,064          3,028        40 years
     Equipment                          3,483          2,528        3-7 years
     Furniture and fixtures               803            683        5 years
     Leasehold improvements             1,577          1,035        Lesser of lease term
                                                                    or eight years
     Tooling                            6,217          5,177        3-10 years
                                      -------         ------
                                       15,672         12,979
     Less:  accumulated
       depreciation and
       amortization                     4,581          3,102
                                      -------         ------

                                      $11,091         $9,877
                                      =======         ======


     Depreciation and amortization expense for property and equipment for the years ended December 31, 2000, 1999 and 1998 was approximately $1.9 million, $1.0 million and $680,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5 - LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2000 and 1999 are as follows:

                                        DECEMBER 31,
                                 ------------------------
                                   2000            1999
                                   ----            ----
                                       (IN THOUSANDS)
Revolving credit facility        $28,481        $20,945
Term loan                          2,492          3,100
Promissory note                    1,600          1,600
Capital lease obligations            268             --
Convertible debentures             5,500          7,000
                                 -------        -------
                                  38,341         32,645
Less: current maturities          29,171         21,565
                                 -------        -------
                                 $ 9,170        $11,080
                                 =======        =======

Revolving Credit Facility and Term Loan

     On August 26, 1999, the Company consummated a $35.0 million five-year Revolving Credit Term Loan and Security Agreement, as amended, ("Credit Agreement") with a financial institution. The Credit Agreement provides for a secured revolving credit facility which advances up to of the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory and (iii) the Company's cash, cash equivalents and marketable securities. The Credit Agreement is secured by a lien, on and a security interest in, the Company's cash, cash equivalents, marketable securities, accounts receivable, inventory and equipment and all other tangible and intangible assets and a pledge of the common stock of each of the Company's wholly-owned subsidiaries.

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

     Prior to August 26, 1999, the Company maintained a $17.0 million credit facility with a financial institution which provided for a secured revolving line of credit and term loan which advanced up to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 60% of eligible finished goods inventory or $750,000 and (iii) the Company's cash and cash equivalents and marketable securities. Borrowings under the prior credit facility were charged interest at the institution's prime rate plus 3/4% per annum and required the Company to pay a quarterly commitment fee at a rate of one half of 1% per annum of the average unused amount of funds available.

     The average balance outstanding under the Company's credit agreements for the years ended December 31, 2000, 1999 and 1998 was approximately $23.9 million, $17.5 million and $17.2 million, respectively, at the weighted average interest rate of 9.5%, 8.5%, and 9.7%, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5 - LONG-TERM OBLIGATIONS (CONTINUED)

Convertible Notes and Debentures

     On February 24, 1999, the Company issued $5.0 million, 7% Convertible Notes Due February 24, 2002 (the "Notes") to two institutional investors. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a conversion price of the lesser of $4.00 per share or a price based on the prevailing market price of the Common Stock, subject to a maximum issuance of 2,160,000 shares upon conversion of the Notes, taken together. The Notes were issued through a private placement; however, the Company registered the underlying shares which may be issued upon the conversion of the Notes under the Securities Act of 1933.

     On August 26, 1999, the Company issued a $2.0 million, 10% Convertible Debenture due August 26, 2002 ("Debenture") and a warrant for an additional 41,667 shares of Common Stock at an exercise price of $4.00 per share expiring August 27, 2002 to an institutional investor. The Debenture bears interest at the rate of 10% per annum and is convertible, at the option of the holder at any time, into shares of the Company's Common Stock. The Debenture was issued through a private placement; however, the Company registered the underlying shares which may be issued upon the conversion of the Debenture under the Securities Act of 1933.

     On March 22, 2000, the Company issued $1.5 million of its 7% Convertible Notes Due March 22, 2003, as amended, to an institutional investor. These 7% Convertible Notes are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (a) $9.60 per share or (b) the average of the two lowest trading prices of the Common Stock during the 30 consecutive trading days immediately prior to the conversion. The 7% Convertible Notes were issued through a private placement; however the Company has registered the underlying shares that may be acquired upon conversion of the 7% Convertible Notes under the Securities Act of 1933.

     For the year ended December 31, 2000, the holders of the Company's 7% Convertible Notes elected to convert in a series of conversions for an aggregate of $3.0 million of the then outstanding 7% Convertible Notes. As a consequence of the conversions, the Company issued an aggregate of 1,170,069 shares of Common Stock and retired $3.0 million, plus accrued interest, of the Convertible Notes.

Future Minimum Payments

     At December 31, 2000, future minimum payments under the Company's long term obligations, are as follows:

                     YEAR                           AMOUNT
                     ----                           ------
                                                (IN THOUSANDS)
                     2001                           $   690
                     2002                             6,510
                     2003                             1,010
                     2004                               998
                     2005                               652
                     Thereafter                        -
                                                    ------
                                                    $9,860
                                                    ======

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

HMG Intermark Pension and Health Care Plans

     HMG Intermark sponsors a defined benefit plan ("Pension Plan") and a post retirement plan for certain health care benefits ("Health Care Plan") covering certain union employees pursuant to agreements between HMG Intermark and Local 241 of the National Federation of Independent Unions.

     Pursuant to the terms of the Pension Plan, HMG Intermark's union employees, with dates of hire prior to April 1, 1996, generally become eligible for retirement benefits after reaching age 55 with 10 years of continuous service or after reaching age 65. Retirees are entitled to receive pension benefits, based upon date of retirement, of between $4.00 and $13.50 per month for each year of credited service. HMG Intermark funds the actuarially determined costs of the Pension Plan, including the amortization of prior service costs over 30 years. HMG Intermark's actuarial assumptions are based upon an expected return on assets of 8% and a discount rate of 7.25%. HMG Intermark union employees with dates of hire subsequent to March 31, 1996 are not eligible for retirement benefits pursuant to the terms of this Pension Plan.

     Alternatively, such post-March 31, 1996 hirees and all other HMG Intermark union employees are covered, effective January 1, 1997, by the HMG Intermark Capital Accumulation Plan, a defined contribution plan qualifying under the IRC
Section 401(k). The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan subject to Internal Revenue code limitations. In addition, the HMG Intermark Capital Accumulation Plan provides an employer matching provision whereby the Company contributes fifty cents for every dollar of employee contribution up to 4% of base compensation. Effective January 1, 2000, the HMG Intermark Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes up to 1% of base compensation for any eligible plan participant employed on December 31, 2000. Company contributions for the year ended December 31, 2000 pursuant to the matching and fixed contribution provision of the plan were $35,000 and $14,000, respectively. Additional discretionary contributions can be made at the option of HMG Intermark.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

     The following is a summary of the components of defined benefit pension costs (benefits) for the years ended December 31, 2000, 1999 and 1998 and the accumulated pension obligation of HMG Intermark at December 31, 2000 and 1999:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                              2000          1999         1998
                                              ----          ----         ----
                                                       (IN THOUSANDS)
Net periodic cost
Service cost - benefits earned during
  the period with interest                   $  30         $  39         $  42
Interest cost on accumulated
  benefit obligation                           353           337           345
Expected return on assets                     (403)         (359)         (302)
                                             -----         -----         -----
  Net periodic pension cost (benefit)        ($ 20)        $  17         $  85
                                             =====         =====         =====


                                                             DECEMBER 31,
                                                        ---------------------
                                                        2000            1999
                                                        ----            ----
                                                            (IN THOUSANDS)
Accumulated pension obligation:
  Benefit obligation at beginning of year               $ 4,922      $ 5,217
  Service costs                                              30           39
  Interest costs                                            353          337
  Actuarial loss (gain)                                     107         (270)
  Benefits paid                                            (408)        (401)
                                                        -------      -------
    Vested benefits obligation at end of year             5,004        4,922
                                                        -------      -------
  Fair value of plan assets at beginning of year          4,748        4,340
  Actual return on plan assets                             (187)         577
  Employer contributions                                    166          232
  Benefits paid                                            (408)        (401)
                                                        -------      -------
    Fair market value of plan assets at end of year       4,319        4,748
                                                        -------      -------
  Funded status                                            (685)        (174)
    Unrecognized net actuarial gain                        (145)        (843)
                                                        -------      -------
    Accrued pension benefit obligation                     (830)      (1,017)
    Less: current portion                                    17           18
                                                        -------      -------
    Pension obligation - long-term                      ($  813)     ($  999)
                                                        =======      =======


     Pursuant to the terms of the Health Care Plan, HMG Intermark union employees, with dates of hire prior to March 31, 1996, become eligible for retirement health care benefits after the years of credited service plus their age at the time of retirement is equal to or greater than 85 (Rule of 85). If any employee, at the time of their retirement, meets the Rule of 85 prior to reaching age 65, HMG Intermark shall continue to provide health care benefits under the Health Care Plan until the retiree reaches age 65. HMG Intermark does not pre-fund the cost of the Health Care Plan. At December 31, 2000 and 1999, the Company has included as a component of other long-term liabilities approximately $281,000 and $316,000,

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

respectively, relating to the unfunded Health Care Plan obligation. The accrued post retirement obligation under the Health Care Plan is actuarially determined based upon the following significant assumptions, (i) retirement age of 63, (ii) a discount rate of 7.25% and (iii) a gross medical cost increase of an average of 7% for the next five years and 5% increase thereafter.

     The following is a summary of the components of the Health Care Plan costs for the years ended December 31, 2000, 1999 and 1998 and the accumulated health care obligation of HMG Intermark at December 31, 2000 and 1999:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   2000        1997      1998
                                                   ----        ----      ----
                                                      (IN THOUSANDS)
Net periodic cost:
  Service cost - benefits earned during
      the period with interest                       $  3      $  3      $  3
 Interest cost on accumulated benefit obligation       18        17        21
 Recognized net actuarial gain                         (4)       (7)       (2)
                                                     ----      ----      ----
     Net periodic health care cost                   $ 17      $ 13      $ 22
                                                     ====      ====      ====


                                                       DECEMBER 31,
                                                 ---------------------
                                                  2000           1999
                                                  ----           ----
                                                    (IN THOUSANDS)
Accumulated health care obligation:
  Benefit obligation at beginning of year        $ 267         $ 282
  Service costs                                      3             3
  Interest costs                                    18            17
  Actuarial loss                                    17            12
  Benefits paid                                    (47)          (47)
                                                 -----         -----
    Benefit obligation at end of year              258           267
  Employer contribution                             47            48
  Benefits paid                                    (47)          (48)
                                                 -----         -----
  Funded status                                   (258)         (267)
     Unrecognized net actuarial gain               (40)          (62)
                                                 -----         -----
     Accrued health care obligation               (298)         (329)
     Less: current portion                          17            13
                                                 -----         -----
     Health care obligation - long-term          ($281)        ($316)
                                                 =====         =====


     At December 31, 2000, the effect of a 1% increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest components of net periodic post-retirement health care benefits cost and the accumulated post-retirement benefit obligation is an increase of $1,000 and $16,000, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

Capital Accumulation Plan

     The HMG Worldwide Corporation Capital Accumulation Plan and Trust is a defined contribution plan qualifying under IRC Section 401(k) covering all employees not participating in a collective bargaining agreement. The plan permits all employees who are 21 years of age and who have one year of service to contribute up to 10% of their salary to the plan subject to Internal Revenue Code limitations. In addition, the HMG Worldwide Corporation Capital Accumulation Plan and Trust provides an employer matching provision whereby the Company contributes fifty cents for every dollar of employee contribution up to 6% of base compensation. Company contributions of approximately $280,000, $245,000 and $145,000 were made and charged to operations for the years ended December 31, 2000, 1999 and 1998, respectively.

     The HMG Worldwide Corporation Capital Accumulation Plan also provides for a fixed contribution provision whereby the Company annually contributes up to 3% of base compensation for any plan participant employed on December 31. Company contributions of approximately $279,000, $253,000 and $161,000 were made and charged to operations for the years ended December 31, 2000, 1999 and 1998, respectively. The plan also allows the Company to make discretionary contributions at the end of the plan year. The Company did not make any discretionary contributions for these years.

NOTE 7 - INCOME TAXES

     Components of income tax expense are computed by applying the federal income tax rate of 34% to the income (loss) before income tax for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                       Year Ended December 31,
                                                  --------------------------------
                                                    2000        1999        1998
                                                  --------    --------    --------
                                                              (in thousands)
      Computed federal income tax (benefit)        ($3,281)   $    -      $    647
      Federal income tax valuation allowance         3,281         -          (647)
      State and local taxes                            -           -            31
                                                  --------    --------    --------
                                                  $    -      $    -      $     31
                                                  ========    ========    ========


     At December 31, 2000, the Company had net operating loss carryforwards of approximately $43.0 million which expire during the years 2001 through 2020.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7 - Income Taxes (continued)

     The following is a summary of the significant components of the Company's deferred taxes:

                                                        December 31,
                                               -------------------------------
                                                    2000            1999
                                                    ----            ----
                                                       (in thousands)
     Deferred taxes:
       Net operating loss carryforwards          $ 14,600        $ 11,560
       Accruals not currently deductible              100              90
       Inventory capitalization                       120             100
       Depreciation                                   800             750
       Other                                          180             190
                                                 --------        --------
         Subtotal                                  15,800          12,690
     Less: Valuation allowance                    (15,800)       (12,690)
                                                 --------        --------
       Net deferred taxes                        $    -          $    -
                                                 ========        ========


Note 8 - Stockholders' Equity

Stock Options and Warrants

     The Company maintains six stock option plans ("Stock Option Plans") which have been adopted by the Board and subsequently approved by its stockholders. The total number of shares reserved and available under the Stock Option Plans are 2,825,179 shares. For the years ended December 31, 2000, 1999 and 1998, the Company issued incentive-based stock options and stock warrants outside of the Stock Option Plans of 197,500, 2,108,083 and 175,000, respectively. The stock options were granted to certain employees and directors of the Company. During 1998, as part of the acquisition and refinancing activities sponsored by the Company, the Company recorded a $221,000 increase to additional paid-in capital, using the Black-Scholes option pricing model, for the issuance of 650,000 warrants to acquire the Company's Common Stock at an average exercise price of $1.10 per share. Of such warrants, 31,250 warrants were issued to Ivan Berkowitz, a director of the Company.

     In September 1999, the Company entered into a consulting agreement with Strategic Capital Consultants, Inc. ("Strategic Capital") whereby the Company engaged Strategic Capital to provide strategic consulting services regarding the overall business operations of the Company including but not limited to (i) acquisitions, (ii) marketing initiatives, (iii) financial operations, (iv) public relations and (v) the development of a strategic short and long-term business plan. The term of the Consulting Agreement was one year. Additionally, as compensation for Strategic Capital's services, the Company issued 900,000 warrants exercisable at $4.00 per share. The Company recorded a $368,000 increase to additional paid-in capital, using the Black-Scholes option pricing model for the issuance of 900,000 warrants to Strategic Capital, 41,667 warrants issued in connection with the issuance of the $2.0 million convertible debentures and 25,000 warrants issued to Arno GmbH, a European-based in-store marketing company for which the Company has developed certain joint marketing initiatives.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Stockholders' Equity (continued)

     The following is a summary of stock option and warrant transactions for the years ended December 31, 2000, 1999 and 1998:

                                                                                    Weighted
                                                                                     Average
                                                               Number of            Exercise
                                                                 Shares              Price
                                                                 ------              -----
Options and warrants outstanding at December 31, 1997          3,078,828              1.35
  Options and warrants granted                                 1,490,500              1.39
  Options and warrants exercised                                    -                   -
  Options and warrants canceled                                  (10,900)             1.04
                                                               ---------              ----

Options and warrants outstanding at December 31, 1998          4,558,428              1.38
  Options and warrants granted                                 3,096,749              3.76
  Options and warrants exercised                                (447,768)             1.29
  Options and warrants canceled                                  (19,102)             1.20
                                                               ---------              ----

Options and warrants outstanding at December 31, 1999          7,188,307          $   2.39
  Options and warrants granted                                   197,500              3.00
  Options and warrants exercised                                (947,676)             2.10
  Options and warrants canceled                                  (59,654)             1.25
                                                               ---------              ----


Options and warrants outstanding at December 31, 2000          6,378,477          $   2.38
                                                               =========          ========

     The following is a summary of stock options and warrants outstanding at December 31, 2000:

                          Exercisable and         Weighted          Weighted
     Range of              Outstanding             Average           Average
     Exercise             At December 31,       Contractual         Exercise
       Price                  2000            Period in Years         Price
       -----                  ----            ---------------         -----
     $0.94 - $1.50          2,066,033              5.4                $1.19
     $1.51 - $1.99          1,522,195              3.2                 1.65
     $2.00 - $2.99            544,000              7.9                 2.70
     $3.00 - $3.99          1,627,500              8.4                 3.84
     $4.00 - $4.99            618,749              4.3                 4.00
                            ---------              ---                -----
     $0.94 - $4.99          6,378,477              5.8                $2.40
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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Stockholders' Equity (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 2000, 1999 and 1998 was $0.16, $0.11 and $0.16 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 4.5%; volatility factor of expected market price of the Company's Common Stock of 25% and a weighted average expected life of the option of 7.7 years. Under the provisions of SFAS No. 123, the Company's pro forma compensation expense arising from the grant of stock options for the year ended December 31, 2000 was approximately $160,000 and pro forma net loss and basic loss per share would have been approximately $9.8 million and $0.70 per share, respectively. For the year ended December 31, 1999, pro forma compensation expense was approximately $136,000 and pro forma net loss, basic loss per share would have been $167,000 million, $0.01 per share. For the year ended December 31, 1998, pro forma compensation expense was approximately $26,000 and pro forma net income and basic earnings per share and diluted earnings per share would have been approximately $1.9 million, $0.21 per share and $0.19 per share, respectively.

Earning (Loss) per Share

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998:

                                     For the Year Ended December 31, 2000
                              --------------------------------------------------
                                 Loss              Shares            Per Share
                              (Numerator)      (Denominator)           Amount
                              -----------      -------------           ------
                                   (in thousands, except per share data)
Net loss                        ($9,650)
                                =======
Basic loss per share
  Income attributable to
    common stockholders         ($9,650)           13,927           ($0.69)
                                =======            ======           ======


                                     For the Year Ended December 31, 1999
                              --------------------------------------------------
                                 Loss              Shares            Per Share
                              (Numerator)      (Denominator)           Amount
                              -----------      -------------           ------
                                   (in thousands, except per share data)
Net loss                           ($31)
                                    ===
Basic loss per share
  Income attributable to
    common stockholders            ($31)           11,388            $  -
                                    ===            ======            ====

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Stockholders' Equity (continued)


                                         For the Year Ended December 31, 1998
                                  --------------------------------------------------
                                     Income            Shares            Per Share
                                  (Numerator)      (Denominator)           Amount
                                  -----------      -------------           ------
                                       (in thousands, except per share data)
Net income                          $1,904
                                    ======

Basic earnings per share
  Income available to
    common stockholders             $1,904              9,094               $0.21
                                                                            =====

Effect of dilutive securities
 Convertible debentures                165              1,320
  Stock options and warrants           -                  298
                                    ------             ------

Diluted earning per share
  Income available to common
    stockholders                    $2,069             10,712               $0.19
                                    ======             ======               =====


Note 9 - Lease Commitments

     The Company leases manufacturing, warehousing and office facilities and production and office equipment, under leases expiring at various dates. Certain facility leases contain renewal provisions and generally require the Company to pay increases over base period amounts for taxes and other operating expenses. At December 31, 2000 future minimum payments under noncancellable operating leases are as follows:

                     Year                        Amount
                     ----                        ------
                                             (in thousands)

                     2001                       $2,730
                     2002                        2,087
                     2003                        1,113
                     2004                          722
                     2005                          234
                     Thereafter                    -
                                                ------
                                                $6,886
                                                ======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $ 2.7 million, $2.0 million and $1.3 million, respectively.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 10 - Significant Clients

     Net revenues from individual clients of the Company accounting for 10% or more of net revenues for the years ended December 31, 2000 and 1998 were as follows:

                                       2000    1998
                                       ----    ----
     Kmart Corporation                  21%
     Procter & Gamble Co.               19%     12%
     Wal*Mart Stores, Inc.              11%
     CVS/Pharmacy, Inc.                         11%

     For the year ended December 31, 1999, no one client accounted for 10% or more of net revenues. Receivables, which under normal trade terms are not secured, are from a number of large retail and consumer products companies. The four customers with the largest balances account for approximately 48% of accounts receivable at December 31, 2000.

Note 11 - Foreign Operations

     For the years ended December 31, 2000, 1999 and 1998, the Canadian operations generated revenues of approximately $5.9 million, $4.5 million and $3.5 million, respectively, and incurred a loss from operations of $204,000 and realized income from operations of $17,000 and $218,000, respectively, and had identifiable assets of $2.4 million, $2.1 million, and $1.7 million, respectively.


Note 12 - Long-Term Supply Contract

     The Company has a long-term supply contract ("Supply Contract"), that requires Foster Grant, subject to certain conditions, to purchase at least 70% of its in-store merchandising display purchases from the Company through December 2005 with average annual purchases to aggregate no less than $2.5 million. The Supply Contract contains provisions which include (i) Foster Grant's right to competitively bid its merchandising display purchases with comparable suppliers of the Company, (ii) the Company must meet certain price criteria with its services and (iii) the Company has the right of last refusal on all merchandising display programs on which it has placed a bid with Foster Grant.


Note 13 - Related Party Transactions

     For the years ended December 31, 2000, 1999 and 1998, the Company incurred a total of approximately $391,000, $477,000 and $170,000, respectively, for various legal and consulting services provided by firms whose members or officers are stockholders or directors of the Company.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 14 - Commitments and Contingencies

     On May 30, 2000, RTC Industries, Inc. ("RTC") filed an action in the United States District Court for the Northern District of Illinois against HMG Worldwide Corporation alleging that certain shelf divider systems sold by the Company infringed on one of RTC's patents. The complaint in the actions seeks unspecified damages and an injunction. On June 26, 2000, the Company filed an answer and counterclain seeking a declaration of non-infringement. The litigation is currently in the preliminary phases of discovery. The Company intends to vigorously defend itself in this matter. A status conference before the court is scheduled for April 10, 2001. The Company from time to time is subject to other certain legal proceedings and claims which have arisen in the ordinary course of its business. These aforementioned actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     HMG maintains an agreement with one of its sales representatives, Howard Displays, Inc. ("HDI"), whereby HMG is required to make contingent consideration payments to the former principal shareholder of HDI. Such payments are based upon the net revenues derived from sales to active HDI clients. These payments continue until one year after the death of this individual. For the years ended December 31, 2000, 1999 and 1998, approximately $51,000, $87,000 and $112,000, respectively, related to this agreement were charged to operations.


Note 15 - Subsequent Event

     In January 2001, one institutional holder of the Company's convertible notes elected to convert $400,000 of the outstanding $3.5 million 7% Convertible Notes into Common Stock. As a consequence of the conversion, the Company issued 309,298 shares of Common Stock and retired $400,000, plus accrued interest, of the 7 % Convertible Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 2000.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company are as follows:

                                                                           Associated
                                                                             with the
                                                                            Company
Name                      Age               Offices Held                      Since
----                      ---               ------------                      -----
Michael Wahl               63           Chairman of the Board                  1984
                                        and Director

Andrew Wahl                40           Chief Executive                        1984
                                        Officer and Director

L. Randy Riley             49           President, Chief Operating             1993
                                        Officer and Director

Robert V. Cuddihy, Jr.     41           Executive Vice President,              1987
                                        Principal Accounting and
                                        Chief Financial Officer
                                        and Chief Information
                                        Officer and Director

Herbert F. Kozlov          48           Secretary and Director                 1988

Ivan Berkowitz             55           Director                               1998

Bernard Stolar             54           Director                               1999


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

     BERNARD STOLAR has been a Director of the Company since December 1999. Mr. Stolar is President of Mattel Interactive and is responsible for all of Mattel's software, on-line and computer-enhanced toys, including all product and business development, marketing, sales and operations. Mr. Stolar joined Mattel in January 2000 after serving as President and Chief Operating Officer of Sega of America and Sega Entertainment. Before joining Sega, Mr. Stolar was a member of the management team at Sony Computer Entertainment of America that launched the Sony PlayStation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2000, and Form 5 and amendments thereto with respect to such year and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year or prior fiscal year.

Item 11. Executive Compensation.

Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 2000, 1999 and 1998 by its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 2000.

                           Summary Compensation Table

                                                                                              Long-Term Compensation
                                                                              ---------------------------------------------------
                                        Annual Compensation                            Awards                    Payouts
                              -------------------------------------------     ------------------------   ------------------------
                                                                Other                      Number of                     All
Name and                                                        Annual        Restricted   Securities    Long-Term       Other
Principal                                                       Compen-       Stock        Underlying    Incentive       Compen-
Position                       Year      Salary        Bonus    sation (1)    Awards       Options       Payouts         sation
---------                      ----      ------        -----    ----------    ------       -------       ---------       --------
Michael Wahl                   2000     $250,000     $201,800
  Chairman of the              1999     $250,000     $ 50,000                             415,000
  Board                        1998     $250,000     $     -                               60,000

Andrew Wahl                    2000     $250,000     $150,000
  Chief Executive              1999     $250,000     $150,000                             715,000
  Officer                      1998     $250,000     $      -                              60,000

L. Randy Riley                 2000     $250,000     $189,300 (2)
  President and Chief          1999     $250,000     $123,012 (2)                         140,000
  Operating Officer            1998     $250,000     $149,022 (2)                          60,000

Robert V. Cuddihy, Jr.         2000     $275,000     $  50,000
  Chief Financial Officer      1999     $250,000     $  50,000                            140,000
  Chief Information Officer    1998     $250,000     $      -                              60,000


(1) Personal benefits provided to Messrs. Michael Wahl, Andrew Wahl, Cuddihy and Riley did not exceed the disclosure thresholds established under SEC rules and therefore are not included in this table.

(2) Mr. Riley received in 1998, 1999 and 2000 incentive compensation of $149,022, $123,012 and $189,300, respectively, based upon his marketing and sales initiatives as established by the Board of Directors.

     Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 2000 and prior years under the Company's Stock Option Plans and other compensation plans.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                               Number of Securities
                                               Underlying Unexercised               Value of Unexercised
                      Number of                Options at                           In-the-Money Options
                      Shares                   December 31, 2000                    at December 31, 2000
                      Acquired                 -----------------------------        ---------------------------
                      on           Value                             Unexer-                            Unexer-
Name                  Exercise     Realized    Exercisable           cisable        Exercisable         cisable
----                  --------     --------    -----------           -------        -----------         -------
Michael Wahl                                   1,109,828             $55,950

Andrew Wahl                                    1,331,750             $93,368

L. Randy Riley                                   458,850             $53,312

Robert V.
 Cuddihy, Jr.                                    458,850             $58,200


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

COMPENSATION OF DIRECTORS

     HMG's policy is to reimburse directors for travel and out-of-pocket expenses incurred, if any, to attend its directors' meetings. See "Compensation Committee Interlocks and Insider Participation".

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Although HMG has a Compensation Committee, the Board as a whole rather than the Compensation Committee has set compensation for its executive officers for each of the past three years. Four of such directors received cash compensation as executive officers of HMG.

     Compensation levels afforded to Michael Wahl, Andrew Wahl, Robert V. Cuddihy, Jr., L. Randy Riley and to HMG's other executive officers are based in substantial part upon a comparative evaluation by HMG's Board of Directors of each such person's functional responsibility and performance in that particular aspect of HMG's operations for which each is responsible.

     During 2000, the Board approved the issuance of incentive compensation and bonuses, to a number of employees, including executive officers. The issuance of incentive compensation and bonuses were approved after considering HMG's implementation of its strategic plan of 2000. The strategic plan is enumerated as follows:

     HMG's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been expanded to include a new division known as HMGe. HMGe, is compromised of two operating units, Ego Media, Inc. ("Ego Media") and Zeff Consulting Group, Inc ("Zeff Consulting"). Ego Media, an 80% owned subsidiary acquired in September 1999, is engaged in providing web-consulting, web-branding and web-design services. Zeff Consulting, a wholly owned subsidiary acquired April 1, 2000, is a technology-based architectural, digital and brand design firm. HMG is cultivating a seamless marketing solutions strategy to offer consistent on-line and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the market place today. Through the combined talents of HMG and HMGe, clients have the opportunity to use a single agency to integrate a marketing strategy that reaches consumers from point of contact, whether on-line or in-store, that drives a consistent marketing message to the consumer enhancing the shopping experience in terms of environment, information, convenience, selection and brand awareness.

     Throughout the year ended December 31, 2000, HMG was engaged in a strategic analysis of its operations to fully assess its scope of services, marketing plans, client opportunities, operational performance and cost structure. As a result of this analysis, HMG implemented a new strategic plan whereby HMG acquired Zeff Consulting in April, continued the development of Ego Media, obtained three large orders which were shipped principally in the second and third quarters of 2000, focused on new sales and marketing initiatives for the future, and during the fourth quarter of 2000 implemented a series of significant changes to its operations through a cost reduction program that streamlines the cost structure, reduces head count, integrates operations and reduces the scope of internal manufacturing through strategic outsourcing and procurement initiatives.

     For the year ended December 31, 2000, HMG revenues increased 54% to $123.5 million as compared to $80.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, HMG incurred $9.3 million in non-recurring expenses, charges and personnel redundancies relating to the implementation of its strategic plan which have been charged to operations. These non-recurring charges are principally in the form of costs associated with (i) write-offs and disposal of obsolete, surplus and discontinued inventory components of $5.9 million, (ii) write-offs of uncollectible accounts receivable and advances of $1.6 million, (iii) personnel redundancies associated with its operational consolidation of $1.5 million, and (iv) facilities reduction of $363,000. HMG's 2000 strategic plan's cost reduction program is expected to yield savings of $6.1 million for year 2001. Prior to the non-recurring expenses, HMG realized income from operations of $2.7 million. For the year ended December 31, 2000, subsequent to the recognition of the $9.3 million non-recurring charge, HMG incurred a loss of $9.6 million, or $0.69 basic earnings per share, as compared to a net loss of $31,000, or $0.00 basic earnings per share for the year ended December 31, 1999.

     For the year ended December 31, 2000, HMG's strategic plan initiatives encompassed the following:

     (i) Sales, marketing and design strategies and solutions are the strength and heritage of HMG. HMG continues to develop and expand its retail-based clientele to augment its consumer products clientele. HMG, in recognition of the growth opportunity in marketing directly to retail clients, has derived revenues of $65.4 million, $23.3 million and $20.2 million from retail clients for the years ended December 31, 2000, 1999 and 1998, respectively HMG derived revenues from consumer products companies of $54.0 million, $56.7 million and $48.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. HMGe revenues were $4.1 million and $58,000 for the years ended December 31, 2000 and December 31, 1999, respectively. HMG will continue to align its marketing initiatives to build its retail and consumer product company clientele as HMG seeks to provide catalytic marketing value to the relationship between and amongst retailers, consumer product companies and consumers. At December 31, 2000, HMG's backlog is $59.1 million, its highest year end level in its history.

     (ii) HMG's subsidiaries have historically been fully autonomous, independent units supporting local initiatives. Through the strategic planning process, it was determined that significant costs savings can be realized through the integration of key functional disciplines. To this end, HMG has implemented the consolidation of certain functional groups, relocated certain processes, eliminated local support where not required, and expanded certain groups and services. Specifically, HMG's marketing strategies are now coordinated out of HMG's New York office in a effort to streamline and focus our marketing resources where the returns can be maximized. HMG has integrated its product development and engineering groups between each unit opening up the utilization of specific expertise on a project that may reside in another office. HMG has consolidated its prototype, samples and model making activities from four offices to one. HMG has formed a worldwide strategic procurement group to drive down the costs of components and improve margins. HMG has consolidated its logistics and project management groups to drive operational efficiencies and to rationalize freight and distribution costs. The result of this initiative is that employee head count has been reduced by 59 people. HMG has identified and charged to operations a non-recurring, $1.5 million charge for redundancy and severance costs associated with this initiative. Furthermore, through these initiatives, HMG estimates annual savings of $5.0 million in personnel and related costs in 2001.

     (iii) HMG has changed its operational focus to a more integrated design, engineering, service, procurement and distribution orientation and significantly less internal manufacturing operations. HMG's internal manufacturing capacity has been reduced. HMG has eliminated its injection molding and manufacturing operations in HMG's Reading, PA facilities. Prototype, samples and model making resources have been consolidated into one facility. Distribution and customized, store specific pack-out services have been expanded. New product development costs have been consolidated to rationalize costs. HMG has formed a procurement group to source materials and components worldwide on a best total cost basis. Through consolidation of purchasing and reduced manufacturing, HMG is seeking reduced procurement costs, improved project margins, improve project management and purchasing process controls, more just-in-time supply management and less investment in inventory and related costs. The result of this initiative is that HMG has identified and disposed of obsolete, surplus and discontinued inventory components and charged to operations a non-recurring charge of $5.9 million.

     (iv) HMG is closing two of its four facilities in Reading, PA (a warehouse and a production facility), closing a warehouse in Toronto and has expanded its Reading distribution facility. The Reading warehouse facility to be closed is a leased, 60,000 square foot facility with two and a half years remaining on the lease. There is an additional Reading annex warehouse comprised of 20,000 square feet that is leased on a month-to-month basis and will also be eliminated. The Reading production facility is 72,500 square feet and is owned by HMG. HMG is currently marketing the sale, lease and sublease of these facilities. Toronto's warehouse, a 20,000 square foot leased facility, is closing upon the expiration of the lease, June 2001. HMG has expanded its Reading distribution facility by 80,000 square feet for an aggregate of 200,000 square feet of warehousing and distribution floor space. This distribution facility, which contains 42 trucking bays, is HMG's light assembly, customized, store specific pack-out and distribution and logistics center. The cost of the Reading distribution expansion is estimated at $280,000. More Chicago and Toronto office initiated programs will run through HMG's Reading's distribution facility to further leverage costs and efficiencies. The result of this initiative is a net reduction in warehouse and distribution space of 92,500 square feet, with an estimated annual savings of $780,000 in fixed facility overhead and intra-facility freight costs and an additional non-recurring charge to operations of $363,000.

     (v) HMG has made additional investments in technology with new inventory management and informational system expected on-line during the second quarter 2001 at an approximate cost of $200,000 in new software and network upgrades. Additionally, HMG and HMGe launched new websites each of which has been developed internally by HMGe personnel at an aggregate cost of $280,000 which has been charged to operations. The web site locations are HMGWorldwide.com and EgoMedia.com.

     Management believes that each of the above accomplishments positions HMG well as a leading, innovative marketing services company providing multi-disciplinary solutions to achieving results for its clients wherever purchase decisions are made and having the appropriate resources to support each of its clients initiatives. HMG's operations have been streamlined, costs structures rationalized and new marketing programs have been implemented. Furthermore, HMG will continue to seek to acquire strategic businesses which will expand the Company's products and services, provide improved distribution capability and reduce operating and manufacturing costs.


     March 1, 2001
                       Michael Wahl - Chairman     Herbert F. Kozlov
                       Andrew Wahl                 Robert V. Cuddihy, Jr
                       Ivan Berkowitz              L. Randy Riley
                       Bernard Stolar


PERFORMANCE GRAPH

     The following graph compares the yearly change in the Company's cumulative total stockholder return on its Common Stock (based on the market price of the Company's Common Stock) with the cumulative total return of U.S. companies on The Nasdaq Stock Market and non-financial companies on The Nasdaq Stock Market.



                             1/1/96      12/31/96     12/31/97     12/31/98     12/31/99        12/31/00
                             ---------------------------------------------------------------------------
HMG Worldwide                 $100         $ 33         $ 37         $ 61         $207            $ 44

Nasdaq US                     $100         $174         $213         $300         $300            $336

Nasdaq Non-Financial          $100         $169         $198         $290         $290            $332

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 19, 2001 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:




Name and Address of                                  Number of                    Approximate
Beneficial Holder                                    Shares(1)                 Percentage of Class
-----------------                                    ---------                 -------------------
Michael Wahl                                       1,847,115 (2)                   11.0%
475 Tenth Avenue
New York, NY 10018

Andrew Wahl                                        1,673,943 (3)                    9.8%
475 Tenth Avenue
New York, NY 10018

Gilmour 1994 Jersey Trust                            972,222 (4)                    6.2%
7 Bond Street
St. Helier
Jersey, Channel Island

State of Wisconsin Investment Board                  740,000                        4.7%
P.O. Box 7842
Madison, WI  53707

Robert V. Cuddihy, Jr.                               659,048 (5)                    4.1%
475 Tenth Avenue
New York, NY  10018

L. Randy Riley                                       624,323 (5)                    3.9%
475 Tenth Avenue
New York, NY  10018

Herbert F. Kozlov                                    565,476 (6)                    3.5%
529 Fifth Avenue
New York, NY  10017

Ivan Berkowitz                                       486,333 (7, 8)                 3.0%
1790 Broadway
Suite 1500
New York, NY 10009

Great Court Analysis LLC                             140,000 (7, 8)                 0.9%
5150 Overland Avenue
Culver City, CA 90230

Bernard Stolar                                        90,000 (9)                    0.6%
475 Tenth Avenue
New York, NY 10018

All executive officers                             5,946,238 (10)                  29.4%
and directors as a group
(6 persons)

(1) Includes shares issuable pursuant to currently exercisable options and options which will be exercisable within 60 days of March 19, 2001. Except as otherwise indicated, the persons named herein have sole voting and disposition power with respect to the shares beneficially owned.
(2)  Includes 1,159,828 shares issuable upon exercise of options and warrants.
(3)  Includes 1,381,750 shares issuable upon exercise of options and warrants.
(4) The trustee of the Gilmour 1994 Jersey Trust (the "Trust") is Hill Samuel (Channel Islands) Trust Company Limited. The directors of the trustee have indirect shared voting and dispositive powers with respect to such shares.
(5)  Includes 508,850 shares issuable upon exercise of options.
(6)  Includes 471,433 shares issuable upon exercise of options.
(7) Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 140,000 shares.
(8) Includes 411,333 shares issuable upon exercise of options and warrants. Ivan Berkowitz, a director of the Company, is the President of Great Court Analysis LLC which beneficially owned 140,000 shares.
(9)  Includes 75,000 shares issuable upon exercise of options.
(10) Includes 4,517,044 shares issuable upon exercise of options and warrants owned by such executive officers and directors.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

    (2)  Financial Statement Schedule.
              Schedule II - Valuation and Qualifying Accounts and Reserves

    (3)  Exhibits

    Exhibit
    Number       Description of Exhibit
    -------- --------------------------

     3(a)    Certificate of Incorporation, as amended (6)
      (b)    By-laws(1)
    10(a)    1986 Stock Option Plan(1)*
      (b)    1991 Stock Option Plan(2)*
      (c)    1993 Stock Option Plan(3)*
      (d)    1997 Stock Option Plan(4)*
      (e)    1998 Stock Option Plan(5)*
      (f)    Agreement between Louis Adler Realty Company and Registrant, dated
             December 16, 1993, for the lease of the 12th Floor at 475 Tenth
             Avenue, New York, New York(6)
      (g)    Agreement between Louis Adler Realty Company and Registrant, dated
             December 16, 1993, for the lease of the 8th Floor at 475 Tenth
             Avenue, New York, New York(6)
      (h)    Employment Agreement, dated April 30, 1993, between Registrant,
             Marlboro Marketing, Inc., a New York corporation, and Michael
             Wahl(3)*
      (i)    Stock Purchase Agreement, dated as of September 30, 1995, between
             Benson Eyecare Corporation and Intermark Corp (7)
      (j)    Display Purchase Agreement, dated as of September 30, 1995, between
             HMG Worldwide In-Store Marketing, Inc., and Foster Grant Group L.P.
             and Benson Eyecare Corporation (7)
      (k)    Loan and Security Agreement between Congress Financial Corporation and Registrant dated November 22, 1996 (9)
      (l)    Issuance of $2.2 million, 10% convertible debentures (8)
      (m)    Asset Purchase Agreement, dated August 1, 1998 between HWO
             Ventures, Inc. And Registrant (9)
      (n)    Issuance of $5.0 million, 7% convertible debentures (10)
      (o)    Revolving Credit, Term Loan And Security Agreement, dated August
             27, 1999 by and among HMG Worldwide Corporation, HMG Worldwide
             In-Store Marketing, Inc., HMG Intermark Worldwide Manufacturing,
             Inc., Display Depot, Inc., HMG Griffith, Inc. and HMG Schutz
             International, Inc. and PNC Bank, National Association (11)
    21       Subsidiaries of the Registrant (6)
    23.1     Consents of Friedman Alpren & Green LLP (included as page A-2)
    23.2     Consents of Friedman Alpren & Green LLP


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

(5) Denotes document filed as an exhibit to Registrant's Proxy Statement, dated October 7, 1998, and incorporated herein by reference.
(6) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-2 dated August 9, 1994 (File No. 33-44832) and incorporated herein by reference.
(7) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1995 and incorporated herein by reference.
(8) Denotes document filed as on exhibit to Registrant's Form 8-K dated October 31, 1997 and incorporated herein by reference.
(9) Denotes document filed as an exhibit to Registrant's Form 8-K dated August 12, 1998 and incorporated herein by reference.
(10) Denotes document filed as an exhibit to Registrant's Form 8-K dated March 22, 1999 and incorporated herein by reference.
(11) Denotes document files as an exhibit to Registrant's Annual Report on Form 10-K dated December 31, 1999 and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HMG WORLDWIDE CORPORATION

Date: April 12, 2001                        By: /s/ Robert V. Cuddihy, Jr.
                                                -------------------------------
                                                    Robert V. Cuddihy, Jr.
                                                    Executive Vice President,
                                                    Principal Accounting and
                                                    Chief Financial Officer, and
                                                    Chief Information Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


/s/Michael Wahl                        Chairman of the                    April 12, 2001
-----------------------------          Board
Michael Wahl

/s/Andrew Wahl                         Chief Executive Officer            April 12, 2001
----------------------------           and Director
Andrew Wahl

/s/L. Randy Riley                      President, Chief                   April 12, 2001
----------------------------           Operating Officer
L. Randy Riley                         and Director

/s/Robert V. Cuddihy, Jr.              Executive Vice                     April 12, 2001
----------------------------           President, Principal
Robert V. Cuddihy, Jr.                 Accounting, Chief
                                       Financial Officer,
                                       Chief Information
                                       Officer and Director

/s/ Ivan Berkowitz                     Director                           April 12, 2001
----------------------------
Ivan Berkowitz



/s/Herbert F. Kozlov                   Director                           April 12, 2001
----------------------------
Herbert F. Kozlov



/s/ Bernard Stolar                     Director                           April 12, 2001
----------------------------
Bernard Stolar

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


The following financial statement schedule is filed as part of this Report:


                                                                           PAGE

      Independent Auditors' Report on Financial Statements Schedules        A-2

      Schedule II - Valuation and Qualifying Accounts and Reserves          A-3

Schedule other than the one listed are omitted as not required or applicable.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HMG WORLDWIDE CORPORATION


     We have audited, in accordance with auditing standards generally accepted in the United States of America, the financial statements included in HMG WORLDWIDE CORPORATION'S annual report to shareholders in this Form 10-K, and have issued our report thereon dated March 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the information set forth therein in relation to the basic financial statements taken as a whole.




                                              FRIEDMAN ALPREN & GREEN LLP
                                              CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 26, 2001

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)



                                                            ADDITIONS/
                                                            DEDUCTIONS
                                           BALANCE AT       CHARGED TO      CHARGED TO                       BALANCE
                                           BEGINNING        COSTS AND       OTHER                            AT END
                                           OF PERIOD        EXPENSES        ACCOUNTS      DEDUCTIONS (A)     OF PERIOD
                                           ---------        --------        --------      --------------     ---------
Year ended December 31, 2000:

  Allowance for doubtful accounts            $781            $904                 -           ($636)           $1,049
                                             ====            ====             =====           =====            ======

Year ended December 31, 1999:

  Allowance for doubtful accounts            $453            $338                 -           ($  10)          $  781
                                             ====            ====             =====           ======           ======

Year ended December 31, 1998:

  Allowance for doubtful accounts            $273            $100              $100 (b)       ($  20)          $  453
                                             ====            ====             =====           ======           ======




(a)  Write-off of accounts receivable.
(b) Amount acquired as part of the HMG Schutz acquisition pursuant to the Purchase Agreement effective August 1, 1998.