Form 10-K/A
period 2000-12-31
HMG WORLDWIDE CORP
filed 2001-04-17
CIK 756680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


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

     Due to the loss incurred in 2000, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000. On April 16, 2001, HMG and its financial institution consummated a Forbearance Agreement whereby the financial institution has agreed to forbear its rights and remedies available to them as a result of the default until the earlier of (i) the occurrence of any additional default, (ii) breach of HMG's obligations under the credit agreement or (iii) June 30, 2001. The financial institution has revised its interest rate on the revolving line of credit to the institution's base rate per annum plus 2.25%. The financial institution has revised its interest rate on the term loan to the institution's base rate per annum plus 2.75%. In addition the institution has imposed certain fees and loan monitoring requirements. Pursuant to the terms of the Forbearance Agreement, HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans.

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


FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

     Reference is made to Note 12 in Notes to Consolidated Financial Statements included in Item 8 hereof.

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


DIVIDEND POLICY

     HMG has not paid dividends on the Common Stock since its inception. HMG intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, under the terms of its revolving credit facility, HMG is prohibited from paying cash dividends. See
Note 6 in Notes to the Consolidated Financial Statements included in Item 8 hereof.

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

                                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                2000              1999            1998             1997          1996
                                                ----              ----            ----             ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA

Net revenues............................       $123,543          $80,045         $68,457         $46,311        $45,552
                                               ========          =======         =======         =======        =======

Income (loss) from operations ..........         (6,577)           1,551           3,299           1,079         (5,040)

Net income (loss) ......................      ($  9,650)        ($    31)        $ 1,904         $   529       ($ 5,535)
                                               ========          =======         =======         =======        =======

Basic earnings per share data
  Net income (loss) per common shares ..      ($   0.69)         $  -            $  0.21         $  0.06       ($  0.73)
                                               ========          =======         =======         =======        =======

  Weighted average number of
   common shares outstanding ...........         13,927           11,388           9,094           8,638          7,614
                                               ========          =======         =======         =======        =======

Diluted earnings per share data
  Net income (loss) per common and
   common equivalent shares ............      ($   0.69)         $  -            $  0.19         $  0.05       ($  0.73)
                                               ========          =======         =======         =======        =======

  Weighted average number of common
   and common equivalent shares ........         13,927           11,388          10,712          11,206          7,614
                                               ========          =======         =======         =======        =======


                                                                               DECEMBER  31,
                                                -----------------------------------------------------------------------
                                                2000              1999             1998            1997          1996
                                                ----              ----             ----            ----          ----
                                                                              (IN THOUSANDS)
 BALANCE SHEET DATA:

  Cash and cash equivalents ............      $  5,763         $  5,973          $  5,730       $  6,439       $  6,950
  Working capital ......................          (661)           5,430               804           (426)        (3,236)
  Total assets .........................        83,486           70,038            51,729          33,645        28,755
  Long-term debt .......................         7,298           11,080             4,251           2,878           266
  Stockholders' equity .................        13,053           13,556             9,068           6,470         5,191

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

     Due to the loss incurred in 2000, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000. On April 16, 2001, HMG and its financial institution consummated a Forbearance Agreement whereby the financial institution has agreed to forbear its rights and remedies available to them as a result of the default until the earlier of (i) the occurrence of any additional default, (ii) breach of HMG's obligations under the credit agreement or (iii) June 30, 2001. The financial institution has revised its interest rate on the revolving line of credit to the institution's base rate per annum plus 2.25%. The financial institution has revised its interest rate on the term loan to the institution's base rate per annum plus 2.75%. In addition the institution has imposed certain fees and loan monitoring requirements. Pursuant to the terms of the Forbearance Agreement, HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans.

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

     HMG maintains a $35.0 million Credit Agreement with a financial institution in the form of a revolving credit and term loan facility. Borrowings under the Credit Agreement bear interest at the institution's prime rate plus 0.25% per annum or, at the option of HMG, the Eurodollar rate plus 2.5% per annum. HMG is required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the funds available. Additionally, the Credit Agreement contains certain customary affirmative and negative covenants which require HMG to maintain certain financial ratios and, among other things, restrict (i) declaration of dividends, (ii) the incurrence of additional indebtedness and
(iii) the sale of certain assets. As of December 31, 2000, the Company was not in compliance with all financial covenants of the Credit Agreement, as amended. The Credit Agreement, consummated in August 1999, replaced a previously existing $17.0 million credit facility. The average balance outstanding under the Company's credit agreements for the years ended December 31, 2000, 1999 and 1998 was approximately $23.9 million, $17.5 million and $17.2 million, respectively, at the weighted average interest rate of 9.5%, 8.5% and 9.7%, respectively.

     Due to the loss incurred in 2000, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000. On April 16, 2001, HMG and its financial institution consummated a Forbearance Agreement whereby the financial institution has agreed to forbear its rights and remedies available to them as a result of the default until the earlier of (i) the occurrence of any additional default, (ii) breach of HMG's obligations under the credit agreement or (iii) June 30, 2001. The financial institution has revised its interest rate on the revolving line of credit to the institution's base rate per annum plus 2.25%. The financial institution has revised its interest rate on the term loan to the institution's base rate per annum plus 2.75%. In addition, the institution has imposed certain fees and loan monitoring requirements. Pursuant to the terms of the Forbearance Agreement, HMG has classified all amounts outstanding under the revolving credit facility and term loan as current. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans.

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

     HMG's working capital at December 31, 2000 was ($661,000). From time to time, HMG experiences temporary liquidity problems due to the timing of cash flows while HMG is in production and building inventory and well as a result of the implementation of the strategic initiatives driving cost from HMG's structure pursuant to the strategic plan of 2000. In addition, as HMG expands HMGe's Internet and e-commerce initiatives, the timing of cash flows for HMGe will require support through HMG's existing credit facilities and other potential resources.

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

     The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans. In the interim, HMG believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations, availability under its Credit Agreement and issuance of Convertible Notes will be sufficient to support its current debt service requirements and its other capital and operating needs. Management will continue to expand its HMGe division prudently and judicially until the results of Friedman, Billings and Ramsey's engagement have materialized. HMG is also focused upon the completion of its operational and cost consolidation which it estimates that $6.1 million in savings are to be realized in 2001. HMG believes its investment in strategic web-branding and its architectural and environmental design divisions, an expanded client base and future cash flows from operations and cost reduction programs developed by HMG provide an important basis for future profitability and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred losses in 2000 and is in default of certain financial covenants of its revolving credit facility and term loan which raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 26, 2001, except for Note 2 and Note 6 "Revolving Credit Facility and Term Loan" as to which the date is April 16, 2001

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                    2000          1999
                                                                    ----          ----
                                      ASSETS
Current assets:
  Cash and cash equivalents (Note 1)                              $ 5,763       $ 5,973
  Accounts receivable - less allowance
    for doubtful accounts of $1,049 and $781 (Note 11)             23,996        15,607
  Inventory (Notes 1 and 4)                                        30,664        26,395
  Prepaid expenses                                                    653           997
  Other current assets                                                246           464
                                                                  -------       -------
     Total current assets                                          61,322        49,436

Property and equipment - net (Notes 1 and 5)                       11,091         9,877
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $3,203 and $2,572 (Notes 1 and 3)                 9,339         8,584
Deferred financing costs - net (Note 1)                             1,505         1,966
Other assets                                                          229           175
                                                                  -------       -------
                                                                  $83,486       $70,038
                                                                  =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations (Note 6)            $31,043       $21,565
  Accounts payable                                                 27,618        19,078
  Accrued employee compensation and benefits                          865           950
  Deferred revenue (Note 1)                                           528         1,051
  Accrued expenses                                                  1,516         1,045
  Other current liabilities                                           413           317
                                                                  -------       -------
    Total current liabilities                                      61,983        44,006

Pension obligation (Note 7)                                           813           999
Convertible notes and debentures (Notes 6 and 16)                   5,500         7,000
Promissory note (Note 3)                                            1,600         1,600
Term loan (Note 6)                                                      -         2,480
Other long-term liabilities (Note 7)                                  537           397
                                                                  -------       -------
                                                                   70,433        56,482
                                                                  -------       -------
Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 15,210,618 and 12,029,225 shares
    issued and outstanding (Note 9)                                   152           120
  Additional paid-in capital (Note 9)                              48,942        39,827
  Accumulated deficit                                             (36,041)      (26,391)
                                                                  -------       -------
                                                                   13,053        13,556
                                                                  -------       -------
                                                                  $83,486       $70,038
                                                                  =======       =======


          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                       2000               1999             1998
                                                       ----               ----             ----
Net revenues (Notes 1 and 11)                        $123,543           $80,045           $68,457
                                                     --------           -------           -------

Cost of revenues                                       98,419            57,145            49,220
                                                     --------           -------           -------

  Gross profit                                         25,124            22,900            19,237

Selling, general and administrative
  expenses                                             31,701            21,349            15,938
                                                     --------           -------           -------

  Income (loss) from operations                        (6,577)            1,551             3,299

Interest income                                             1               215               274

Interest expense (Note 6)                              (3,074)           (1,797)           (1,651)

Other income                                             -                 -                   13
                                                     --------           -------           -------
  Income (loss) before provision for income
    taxes                                              (9,650)              (31)            1,935

Provision for income taxes (Notes 1 and 8)               -                 -                  (31)
                                                     --------           -------           -------

  Net income (loss)                                  ($ 9,650)         ($    31)          $ 1,904
                                                     ========           =======           =======

Basic earnings per share (Note 9)
  Net income (loss) per common share                ($   0.69)          $  -              $  0.21
                                                     ========           =======           =======

  Weighted average number of common
  shares outstanding                               13,926,843        11,388,303         9,093,715
                                                   ==========        ==========        ==========

Diluted earnings per share (Note 9)
  Net income (loss) per common and potential
  common equivalent shares                          ($   0.69)          $  -              $  0.19
                                                     ========           =======           =======

  Weighted average number of common
  and potential common shares                      13,926,843        11,388,303        10,711,659
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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED: The excess of cost over fair value of assets acquired arising from acquisitions is amortized on the straight-line method over a period of twenty years for acquisitions consummated prior to 1998 and over fifteen years for any acquisitions consummated in 1998 and thereafter. Related amortization expense was approximately $631,000, $519,000 and $438,000, for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 3). Long-lived assets acquired in a business combination are reviewed on a quarterly basis to determine whether events and circumstances warrant revisions in their carrying values. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the excess of cost over fair value of assets acquired relates. The excess of cost over fair value of assets acquired will be written down if it becomes evident that it has been permanently impaired.

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

     INCOME TAXES: Income taxes are provided on the liability method on all revenues and expenses included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pre-tax accounting income or loss and taxable income or loss (see Note 8). Under the liability method of accounting for income taxes, deferred taxes are based on rates that are expected to be in effect when temporary differences are scheduled to reverse. Valuation allowances are established until realization is reasonably assured.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE: Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings (loss) per shares is calculated by using the weighted average common shares outstanding adjusted to include the potentially dilutive effect of potential common stock, such as convertible debentures and notes and stock options. Common shares issuable upon exercise of stock options and warrants are included in the computation of diluted earnings per share, unless they are anti-dilutive (see Note 9).

     ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements (see Note 9).

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

NOTE 2 - GOING CONCERN

     Due to the loss incurred in 2000, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000. On April 16, 2001, HMG and its financial institution consummated a Forbearance Agreement whereby the financial institution has agreed to forbear its rights and remedies available to them as a result of the default until the earlier of (i) the occurrence of any additional default, (ii) breach of HMG's obligations under the credit agreement or (iii) June 30, 2001. The financial institution has revised its interest rate on the revolving line of credit to the institution's base rate per annum plus 2.25%. The financial institution has revised its interest rate on the term loan to the institution's base rate per annum plus 2.75%. In addition, the institution has imposed certain fees and loan monitoring requirements. Pursuant to the terms of the Forbearance Agreement, HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 - ACQUISITIONS

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


NOTE 4 - INVENTORY

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


NOTE 5 - PROPERTY AND EQUIPMENT

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

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2000 and 1999 are as follows:

                                        DECEMBER 31,
                                 ------------------------
                                   2000            1999
                                   ----            ----
                                       (IN THOUSANDS)
Revolving credit facility        $28,481        $20,945
Term loan                          2,492          3,100
Promissory note                    1,600          1,600
Capital lease obligations            268             --
Convertible debentures             5,500          7,000
                                 -------        -------
                                  38,341         32,645
Less: current maturities          31,043         21,565
                                 -------        -------
                                 $ 7,298        $11,080
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

     Due to the loss incurred in 2000, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000. On April 16, 2001, HMG and its financial institution consummated a Forbearance Agreement whereby the financial institution has agreed to forbear its rights and remedies available to them as a result of the default until the earlier of (i) the occurrence of any additional default, (ii) breach of HMG's obligations under the credit agreement or (iii) June 30, 2001. The financial institution has revised its interest rate on the revolving line of credit to the institution's base rate per annum plus 2.25%. The financial institution has revised its interest rate on the term loan to the institution's base rate per annum plus 2.75%. In addition the institution has imposed certain fees and loan monitoring requirements. Pursuant to the terms of the Forbearance Agreement, HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. The Company is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short and long term plans.

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


NOTE 6 - LONG-TERM OBLIGATIONS (CONTINUED)

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

Future Minimum Payments

     At December 31, 2000, future minimum payments under the Company's long term obligations, are as follows:

                     YEAR                           AMOUNT
                     ----                           ------
                                                (IN THOUSANDS)
                     2001                            $  -
                     2002                             6,472
                     2003                               320
                     2004                               506
                     2005                               -
                     Thereafter                         -
                                                     ------
                                                     $7,298
                                                     ======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7 - EMPLOYEE BENEFIT PLANS

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


NOTE 7 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

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


NOTE 7 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

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


NOTE 7 - EMPLOYEE BENEFIT PLANS  (CONTINUED)

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

NOTE 8 - INCOME TAXES

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


Note 8 - Income Taxes (continued)

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


Note 9 - Stockholders' Equity

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


Note 9 - Stockholders' Equity (continued)

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


Note 9 - Stockholders' Equity (continued)

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


Note 9 - Stockholders' Equity (continued)


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


Note 10 - Lease Commitments

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


Note 11 - Significant Clients

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

Note 12 - Foreign Operations

     For the years ended December 31, 2000, 1999 and 1998, the Canadian operations generated revenues of approximately $5.9 million, $4.5 million and $3.5 million, respectively, and incurred a loss from operations of $204,000 and realized income from operations of $17,000 and $218,000, respectively, and had identifiable assets of $2.4 million, $2.1 million, and $1.7 million, respectively.


Note 13 - Long-Term Supply Contract

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


Note 14 - Related Party Transactions

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


Note 15 - Commitments and Contingencies

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


Note 16 - Subsequent Event

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