Form 10-Q
period 2001-03-31
HMG WORLDWIDE CORP
filed 2001-05-15
CIK 756680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001
                                     --------------
                                     or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  ----------------

Commission file number:        0-13121
                               -------

                            HMG Worldwide Corporation
 -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-3402432
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 475 Tenth Avenue, New York, New York                           10018
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (212) 736-2300
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

                      Yes    X            No
                           ------             ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at May 14, 2001
Common Stock, $.01 par value                        15,798,468

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31, 2001  DECEMBER 31, 2000
                                                                 --------------  -----------------
                                                                   (UNAUDITED)
                                                    ASSETS

Current assets:
  Cash and cash equivalents                                         $  5,307      $  5,763
  Accounts receivable - less allowance
    for doubtful accounts of $313 and $1,049                          19,850        23,996
  Inventory                                                           28,520        30,664
  Prepaid expenses                                                       728           653
  Other current assets                                                   418           246
                                                                    --------      --------
   Total current assets                                               54,823        61,322

Property and equipment - net                                          10,925        11,091
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $3,383 and $3,203                                    9,159         9,339
Deferred financing costs - net                                         1,340         1,505
Other assets                                                             287           229
                                                                    --------      --------
                                                                    $ 76,534      $ 83,486
                                                                    ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                       $ 28,343      $ 31,043
  Accounts payable                                                    26,261        27,618
  Accrued employee compensation and benefits                             622           865
  Deferred revenue                                                       435           528
  Accrued expenses                                                     1,555         1,516
  Other current liabilities                                              413           413
                                                                    --------      --------
    Total current liabilities                                         57,629        61,983

Pension obligation                                                       830           813
Convertible notes and debentures                                       5,100         5,500
Promissory note                                                        1,600         1,600
Other long-term liabilities                                              493           537
                                                                    --------      --------
                                                                      65,652        70,433
                                                                    --------      --------

Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 15,519,916 and 15,210,618 shares
    issued and outstanding                                               155           152
  Additional paid-in capital                                          49,352        48,942
  Accumulated deficit                                                (38,625)      (36,041)
                                                                    --------      --------
                                                                      10,882        13,053
                                                                    --------      --------
                                                                    $ 76,534      $ 83,486
                                                                    ========      ========



          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED MARCH 31,
                                           2001                 2000
                                           ----                 ----

Net revenues                           $     20,611      $     23,435

Cost of revenues                             15,017            16,687
                                       ------------      ------------

Gross profit                                  5,594             6,748

Selling, general and
  administrative expenses                     7,592             5,686
                                       ------------      ------------

Income (loss) from operations                (1,998)            1,062

Interest income                                   1                 1

Interest expense                               (587)             (634)
                                       ------------      ------------

Income (loss) before provision
  for income taxes                           (2,584)              429

Provision for income taxes                     --                  (9)
                                       ------------      ------------

Net income (loss)                      ($     2,584)     $        420
                                       ============      ============


Basic earnings (loss) per share        ($      0.17)     $       0.03
                                       ============      ============

 Weighted average number of common
   shares outstanding                    15,463,176        12,307,597
                                       ============      ============


Diluted earnings (loss) per share      ($      0.17)     $       0.03
                                       ============      ============

 Weighted average number of common
   and potential common shares           15,463,176        16,354,644
                                       ============      ============














          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                              THREE MONTHS ENDED MARCH 31,
                                                2001               2000
                                                ----               ----


Cash flows from operating activities:
  Cash received from customers                   $ 24,650      $ 18,739
  Interest received                                     1             1
  Cash paid to suppliers                          (15,168)      (23,550)
  Cash paid to employees                           (6,416)       (4,413)
  Income taxes paid                                    (3)          (53)
  Interest paid                                      (521)         (459)
                                                 --------      --------
  Net cash provided by (used in) operating
    activities                                      2,543        (9,735)
                                                 --------      --------

Cash flows from investing activities:
  Capital expenditures                               (299)         (459)
                                                 --------      --------

Cash flows from financing activities:
 Proceeds derived from the sale of
  convertible notes                                  --           1,500
 Proceeds (repayments) derived from a credit
  agreement, net                                   (2,545)        1,314
 Proceeds from exercise of stock
  options and warrants                               --           2,139
 Principal payments of
  outstanding debt obligations                       (155)         (155)
                                                 --------      --------
 Net cash provided by (used in)
  financing activities                             (2,700)        4,798
                                                 --------      --------

Net decrease in cash and
  cash equivalents                                   (456)       (5,396)

Cash and cash equivalents
  at beginning of year                              5,763         5,973
                                                 --------      --------
Cash and cash equivalents
  at March 31                                    $  5,307      $    577
                                                 ========      ========








          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                        THREE MONTHS ENDED MARCH 31,
                                            2001             2000
                                            ----             ----


Reconciliation of net income
  (loss) to net cash provided by
  (used in) operating activities:

Net income (loss)                            ($2,584)     $   420

Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:

Depreciation and amortization                    831          658

Decrease (increase) in assets:
  Accounts receivable                          4,146       (3,846)
  Inventory                                    2,144       (7,335)
  Prepaid expenses                               (75)          57
  Other assets                                   (66)        (213)

Increase (decrease) in liabilities:
  Accounts payable                            (1,357)       1,240
  Deferred revenue                               (93)        (847)
  Accrued expenses                              (248)        (110)
  Pension obligation                              17            7
  Other liabilities                             (172)         234
                                             -------      -------

Net cash provided by (used in) operating
  activities                                 $ 2,543      ($9,735)
                                             =======      =======

Non-cash investing activities:
 Common stock issued in connection
 with the conversion of notes
 and payment of interest                     $   434      $ 1,067
                                             =======      =======













          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     HMG Worldwide Corporation ("HMG") is a marketing services company, incorporated in 1984, providing in-store and on-line marketing services to major consumer goods manufacturers and retailers for brands, categories, departments and stores. HMG's operations are conducted principally through six operating wholly-owned subsidiaries and an 80% owned subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG In-Store"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("Display Depot), HMG Griffith, Inc. ("HMG Griffith"), HMG Schutz International, Inc.("HMG Schutz"), Zeff Consulting Group, Inc.("Zeff Consulting") and Ego Media, Inc. ("Ego Media"). HMG conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Condensed Consolidated Balance Sheet as of March 31, 2001, and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2001 and 2000, have been prepared by HMG without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in HMG's December 31, 2000 annual report to shareholders.
The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

     Due to the losses incurred for the year ended December 31, 2000 and first quarter ended March 31, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000 and March 31, 2001, entitling the lenders to require repayment of the loans. HMG is negotiating with its lenders either to obtain a waiver of such defaults or to agree on other terms under which the lenders would continue to extend the repayment of the credit facility and term loan notwithstanding the defaults. No assurance can be given that any such waivers will be obtained or such agreement will be reached. HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. HMG's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financial agreement with a financial institution. HMG is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short term and long term plans.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



NOTE 2 - INVENTORY

     Inventory consisted of the following components at March 31, 2001 and December 31, 2000


                                  MARCH 31,  DECEMBER 31,
                                    2001         2000
                                    ----         ----
                                      (IN THOUSANDS)
Finished goods                     $ 3,966     $ 5,758
Work-in-process-components           2,486       3,727
Work-in-process-design costs         5,639       5,859
Raw materials                       16,429      15,320
                                   -------     -------
                                   $28,520     $30,664
                                   =======     =======


NOTE 3 - INCOME TAXES

     At December 31, 2000, HMG had net operating loss carry forwards of approximately $43.0 million which expire during the years 2001 through 2020.

     Components of income tax expense for the three months ended March 31, 2001 and 2000 are as follows:



                                   THREE MONTHS ENDED MARCH 31,
                                           2001       2000
                                           ----       ----
                                            (IN THOUSANDS)

Computed federal income tax (benefit)      ($879)     $ 143
Federal income tax valuation allowance       879       (143)
State and local income taxes                --            9
                                           -----      -----
                                           $--        $   9
                                           =====      =====


NOTE 4 - CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES

     In January 2001, an institutional holder of the HMG's Convertible Notes elected to convert $400,000 of the then outstanding $3.5 million, 7% Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 309,298 shares of Common Stock and retired $400,000 of the 7% Convertible Notes plus accrued interest.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   HMG Worldwide Corporation ("HMG"), which was incorporated in 1984, is a marketing services company which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. HMG's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems. HMG's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. HMG's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

     HMG's multi-disciplinary solutions approach to achieving results for its clients wherever purchase decisions are made has been expanded to include a new division known as HMGe. HMGe is comprised of two operating units, Ego Media, Inc. ("Ego Media") and Zeff Consulting Group, Inc. ("Zeff Consulting"). Ego Media, an 80% owned subsidiary acquired in September 1999, is engaged in providing web-consulting, web branding and web-design services. Zeff Consulting, a wholly owned subsidiary acquired April 1, 2000, is a technology-based architectural, digital and brand design firm. HMG is cultivating a seamless marketing solutions strategy to offer consistent on-line and in-store marketing services to capitalize on the convergence of retail and e-tail marketing strategies developing in the market place today. Through the combined talents of HMG and HMGe, clients have the opportunity to use a single company to integrate a marketing strategy that reaches consumers from point of contact, whether on-line or in-store, that drives a consistent marketing message to the consumer enhancing the shopping experience in terms of environment, information, convenience, selection and brand awareness.

RECENT DEVELOPMENTS

     HMG's revenues for the three months ended March 31, 2001 were $20.6 million as compared to $23.4 million for the three months ended March 31, 2000. HMG incurred a net loss of $2.6 million, or a $ 0.17 basic loss per share, as compared to a net income of $420,000, or $0.03 basic earnings per share, for the three months ended March 31, 2000.

     In January 2001, an institutional holder of HMG's Convertible Notes elected to convert $400,000 of the then outstanding $3.5 million 7% Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 309,298 shares of Common Stock and retired $400,000 of the Convertible Notes plus accrued interest.

     Due to the losses incurred for the year ended December 31, 2000 and first quarter ended March 31, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000 and March 31, 2001, entitling the lenders to require repayment of the loans. HMG is negotiating with its lenders either to obtain a waiver of such defaults or to agree on other terms under which the lenders would continue to extend the repayment of the credit facility and term loan notwithstanding the defaults. No assurance can be given that any such waivers will be obtained or such agreement will be reached. HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. HMG's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financial agreement with a financial institution. HMG is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short term and long term plans.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Effective May 1, 2001, Robert V. Cuddihy, Jr. resigned his offices as Chief Financial Officer and Chief Information Officer of the Company and entered into a Separation Agreement. Under the Separation Agreement, Mr. Cuddihy will be entitled to receive $500,000 payable in equal monthly installments over two years and will be entitled to continue to participate in certain of the Company's employee benefit plans until May 1, 2003. HMG may seek Mr. Cuddihy's services as an independent financial consultant during the period the foregoing payments are being made, at rates and terms that will be determined on an engagement-by-engagement basis. Mr. Cuddihy remains a Director of the Company.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2000

     Net revenues were $20.6 million for the three months ended March 31, 2001 as compared to $23.4 million for the three months ended March 31, 2000. The $2.8 million decrease in net revenues was due principally to the net effects of (i) a net decrease in marketing expenditures of HMG's clients of $3.5 million during the period, offset by (ii) revenues of $655,000 from Zeff Consulting, acquired April 1, 2000.

     Gross profit for the three months ended March 31, 2001 was $5.6 million as compared to $6.7 million for the three months ended March 31, 2000. The decrease in gross profit of $1.1 million was principally a result of a decrease in net revenues, net of a decline in gross margin for the quarter. For the three months ended March 31, 2001 and 2000, HMG's gross margin was 27.1% and 28.8%, respectively. The gross margin decrease of 1.7% was due principally to lower than expected revenues to absorb fixed overhead expenses during the period.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2001 was $7.6 million as compared to $5.7 million for the comparable period in 2000. The increase in SG&A of $1.9 million was principally due to (i) the addition of Zeff Consulting's SG&A of $594,000, (ii) the increase in SG&A of $454,000 and $246,000 at HMG Griffith and Ego Media, respectively, and (iii) an increase in other general expenses of $600,000 at HMG In-Store.

     Interest expense was $587,000 for the three months ended March 31, 2001 as compared to $634,000 for the three months ended March 31, 2000. The decrease in interest expense was principally due to the net effect of a decrease in average borrowing and fluctuations in the interest rate incurred through HMG's credit facilities.

     As a consequence of the foregoing factors, HMG generated a net loss of $2.6 million, or $0.17 basic loss per share, for the three months ended March 31, 2001 as compared to net income of $420,000, or $0.03 basic earnings per share, for the three months ended March 31, 2000.

STOCKHOLDERS' EQUITY

     Stockholders' equity decreased $2.2 million to $10.9 million at March 31, 2001 from $13.1 million at December 31, 2000. The decrease in stockholders' equity was due to the net effect of (i) the net loss of $2.6 million and (ii) the issuance of 309,298 shares of Common Stock and the retirement of the outstanding Convertible Notes of $400,000 net of expenses.

INCOME TAXES

     At December 31, 2000, HMG had net operating loss carry forwards of approximately $43.0 million, of which expire during the years 2001 through 2020.


INFLATION

     The effect of inflation on HMG's operations has not been significant to date

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



BACKLOG

     At March 31, 2001, the aggregate backlog was approximately $48.6 million as compared to $59.1 million and $61.4 million at December 31, 2000 and March 31, 2000, respectively. Of such aggregate backlog at March 31, 2001 approximately 42% was attributable to two clients. HMG anticipates that substantially all such backlog at March 31, 2001 will be filled during the next twelve months. In addition to the $48.6 million backlog at March 31, 2001, HMG's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays from HMG with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at March 31, 2001 was $18.5 million, of which HMG anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in HMG's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2001 and December 31, 2000 aggregated $5.3 million and $5.8 million, respectively. HMG's decrease in cash and cash equivalents of $456,000 for the three months ended March 31, 2001 was due principally to the net effects of (i) net cash provided by operations of $2.5 million, offset by (ii) capital expenditures of $299,000 and (iii) repayments of $2.7 million derived under HMG's credit facilities. HMG's positive cash flows from operations for the three months ended March 31, 2001 resulted principally from net decreases in (i) accounts receivable and inventory of $6.3 million and (ii) a net decrease in general liabilities of $1.7 million.

     Due to the losses incurred for the year ended December 31, 2000 and first quarter ended March 31, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000 and March 31, 2001, entitling the lenders to require repayment of the loans. HMG is negotiating with its lenders either to obtain a waiver of such defaults or to agree on other terms under which the lenders would continue to extend the repayment of the credit facility and term loan notwithstanding the defaults. No assurance can be given that any such waivers will be obtained or such agreement will be reached. HMG has classified all amounts outstanding under the revolving credit facility and term loan as current.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. HMG's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a favorable financial agreement with a financial institution. HMG is currently engaged in discussions with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short term and long term plans.

     HMG's working capital at March 31, 2001 was a deficit of $2.8 million, inclusive of borrowings of $28.3 million pursuant to the Credit Agreement. The working capital needs of HMG continue to expand as increases in revenues direct to retailers require HMG to maintain a substantial investment in inventory to manage new merchandising programs, support existing merchandising programs, new store openings and remodeling activities engaged by the retailer. From time to time, HMG experiences temporary liquidity problems due to the timing of cash flows while HMG is in production and building inventory. In addition, as HMG expands its Internet and e-commerce, HMGe division, the timing of cash flows for this division will require support through HMG's credit agreement and other potential resources.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     In January 2001, an institutional holder of the HMG's Convertible Notes elected to convert $400,000 of the then outstanding $3.5 million 7% Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 309,298 shares of Common Stock and retired $400,000 of the 7% Convertible Notes plus accrued interest.

     HMG may seek to raise additional capital in order to provide a more rapid growth and expansion of its HMGe division and to improve its working capital position as HMG believes that there is significant opportunities to grow both organically and through strategic acquisitions. HMG's ability to continue as a going concern is contingent upon, among other things, it's ability to return to profitability and to negotiate a favorable financing agreement with a financial institution. HMG is currently engaged in discussion with various financial institutions to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short term and long term plans. HMG's management believes that its current cash and cash equivalents, its backlog, anticipated future cash flows from operations and ability to refinance its credit agreement will be sufficient to support its debt service requirements and its other capital and operating needs for the current fiscal year. HMG is also focused upon the completion of its operational and cost consolidation which it estimates that $6.1 million in savings are to be realized in 2001. HMG believes its investment in strategic web-branding and its architectural and environmental design divisions, an expanded client base and future cash flows from operations and cost reduction programs developed by HMG provides an important basis for future profitability and liquidity; however, there can be no assurance that such belief will prove to be correct, that additional financing will not be required, or that any such financing will be available on commercially reasonable terms or otherwise.

     The above statements and certain other statements contained in this quarterly report on Form 10-Q are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) delays in shipment of scheduled programs to clients, (v) delays in or inability to expand HMG's client base and/or (vi) the loss of or reduction in spending of existing clients.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

The following financial statement exhibits are filed as part of this Report:



                      INDEX TO FINANCIAL STATEMENT EXHIBITS



Exhibit 10 - Separation Agreement dated May 1, 2001 between
             HMG and Robert V. Cuddihy, Jr.

Exhibit 11 - Computation of Per Share Earnings

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HMG Worldwide Corporation
                                             -------------------------
                                             (Registrant)


Date: May 14, 2001                           /s/ L. Randy Riley
      ------------                           --------------------------
                                                  L. Randy Riley
                                                  President

Date: May 14, 2001                           /s/ Ralph J. Giordano
      ------------                           --------------------------
                                                  Ralph J Giordano
                                                  Principal Accounting Officer