Form 10-Q
period 2001-06-30
HMG WORLDWIDE CORP
filed 2001-08-20
CIK 756680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2001

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________to__________

Commission file number:  0-13121

                            HMG Worldwide Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3402432
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


 475 Tenth Avenue, New York, New York                           10018
-----------------------------------------                -------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (212) 736-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 17, 2001
------------------------------              ---------------------------------
Common Stock, $.01 par value                          16,677,479

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                JUNE 30, 2001         DECEMBER 31, 2000
                                                                -------------         -----------------
                                                                  (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                          $    107             $  5,763
  Accounts receivable - less allowance
  for doubtful accounts of $259 and $ 1,049                            15,945               23,996
  Inventory                                                            28,940               30,664
  Prepaid expenses                                                        637                  653
  Other current assets                                                    274                  246
                                                                     --------             --------
  Total current assets                                                 45,903               61,322

Property and equipment - net                                           10,856               11,091
Excess of cost over fair value
  of assets acquired, less accumulated
  amortization of $3,552 and $3,203                                     8,991                9,339
Deferred financing costs - net                                          1,486                1,505
Other assets                                                              229                  229
                                                                     --------             --------
                                                                     $ 67,465             $ 83,486
                                                                     ========             ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations                           $ 25,824             $ 31,043
  Accounts payable                                                     23,024               27,618
  Accrued employee compensation and benefits                              550                  865
  Deferred revenue                                                        189                  528
  Accrued expenses                                                      2,086                1,516
  Other current liabilities                                               414                  413
                                                                     --------             --------
    Total current liabilities                                          52,087               61,983

Pension obligation                                                        867                  813
Convertible notes and debentures                                        4,900                5,500
Promissory note                                                         1,600                1,600
                                                                     --------             --------
Other long-term liabilities                                               629                  537
                                                                     --------             --------
                                                                       60,083               70,433
                                                                     ========             ========

Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
    authorized; 16,098,468 and 15,210,618 shares
    issued and outstanding                                                161                  152
  Additional paid-in capital                                           49,730               48,942
  Accumulated deficit                                                 (42,509)             (36,041)
                                                                     --------             --------
                                                                        7,382               13,053
                                                                     --------             --------
                                                                     $ 67,465             $ 83,486
                                                                     ========             ========

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                    ----------------------------    ----------------------------
                                        2001            2000             2001            2000
                                    ------------    ------------    ------------    ------------
Net revenues                             $17,397         $29,979         $38,008         $53,414

Cost of revenues                          13,182          21,949          28,199          38,636
                                    ------------    ------------    ------------    ------------

Gross profit                               4,215           8,030           9,809          14,778

Selling, general and
  administrative expenses                  7,433           6,792          15,025          12,478
                                    ------------    ------------    ------------    ------------

Income (loss) from operations             (3,218)          1,238          (5,216)          2,300

Interest income                                2            --                 3               1

Interest expense                            (668)           (803)         (1,255)         (1,437)
                                    ------------    ------------    ------------    ------------

Income (loss) before provision
  for income taxes                        (3,884)            435          (6,468)            864

Provision for income taxes                  --                (8)           --               (17)
                                    ------------    ------------    ------------    ------------

Net income  (loss)                       ($3,884)           $427         ($6,468)           $847
                                    ============    ============    ============    ============

Basic earning (loss) per share            ($0.24)          $0.03          ($0.41)          $0.06
                                    ============    ============    ============    ============

Weighted average number of
 common shares outstanding            15,943,997      13,208,047      15,684,712      12,736,940
                                    ============    ============    ============    ============

Diluted earnings (loss) per share         ($0.24)          $0.03          ($0.41)          $0.05
                                    ============    ============    ============    ============

Weighted average number of
common and potential
common shares                         15,943,997      15,537,326      15,684,712      15,945,985
                                    ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                   2001           2000
                                                                 --------       --------
Cash flows from operating activities:
Net income (loss)                                                 ($6,468)          $847
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                       1,288          1,099
Changes in assets and liabilities:
   Accounts receivable                                              8,051         (8,673)
   Inventory                                                        1,724         (6,632)
   Prepaid expenses                                                   (17)           177
   Other assets                                                       (11)          (289)
   Accounts payable                                                (4,594)         1,953
   Deferred revenue                                                  (339)          (926)
   Accrued expenses                                                   255             37
   Pension obligation                                                  54              1
   Other liabilities                                                  324            402
                                                                 --------       --------
Net cash provided by (used) in operating activities                   267        (12,004)
                                                                 --------       --------

Cash flows from investing activities:
   Cost of acquisition, net of cash acquired                                          12
   Capital expenditures                                              (704)          (967)
                                                                 --------       --------
Net cash used in investing activities                                (704)          (955)
                                                                 --------       --------

Cash flows from financing activities:
   Proceeds derived from the sale of convertible notes                             1,500
   Proceeds (repayments) derived from a credit
     agreement, net                                                (4,909)         4,437
   Proceeds from exercise of stock options and warrants                            1,894
   Principal payments of outstanding debt obligations                (310)          (310)
                                                                 --------       --------
Net cash provided by (used in) financing activities                (5,219)         7,521
                                                                 --------       --------

Net decrease in cash and cash equivalents                          (5,656)        (5,438)

Cash and cash equivalents at beginning of period                    5,763          5,973
                                                                 --------       --------

Cash and cash equivalents at June 30                                 $107           $535
                                                                 ========       ========

Non cash investing and financing activities:
   Common stock issued in the conversion of notes
     and payment of interest                                         $665         $2,709
   Common stock issued in connection with an acquisition                            $792
   Common stock issued for services                                  $180
   Fair value of assets acquired in an acquisition                                   $29

          See accompanying notes to consolidated financial statements.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     GENERAL

     HMG Worldwide Corporation ("HMG") is a marketing services company, incorporated in 1984, providing in-store and on-line marketing services to major consumer goods manufacturers and retailers for brands, categories, departments, and stores. HMG's operations are conducted principally through six operating wholly-owned subsidiaries and an 80% owned subsidiary being, respectively, HMG Worldwide In-Store Marketing, Inc. ("HMG In-Store"), HMG Intermark Worldwide Manufacturing, Inc. ("HMG Intermark"), Display Depot, Inc. ("DDI"), HMG Griffith , Inc. ("HMG Griffith"), HMG Schutz International Inc. ("HMG Schutz"), Mark Zeff Consulting Group, Inc.("Zeff Consulting ") and Ego Media, Inc. ("Ego Media"). HMG conducts its operations in New York, Illinois, Pennsylvania and Toronto, Canada.

     The Condensed Consolidated Balance Sheet as of June 30, 2001 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 and Cash Flows for the six months ended June 30, 2001 and 2000, have been prepared by HMG without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

     GOING CONCERN

     Due to the losses incurred for the year ended December 31, 2000, first quarter ended March 31, 2001 and second quarter ended June 30, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000, March 31, 2001, and June 30, 2001 entitling the lenders to require repayments of the loans. HMG is currently engaged in discussions with both its current financial institution and other alternative sources of financing to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short and long term plans. No assurance can be given that any agreements will be reached. HMG has requested that the lenders make additional funds available. There can be no assurance that HMG will be able to improve its current liquidity position or that HMG's lenders will make sufficient funds available to HMG for HMG to resolve its liquidity position.

     HMG received notification from the Nasdaq SmallCap Market that their common stock could be delisted because it did not maintain a minimum bid price of $1.00 per share. If delisted, HMG's stock would be traded on the OTC Bulletin Board. This could have an effect on HMG's ability to raise additional equity and debt capital. If this should occur, HMG would have the right to appeal.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. HMG's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a suitable credit facility with HMG's existing lenders and/or alternative sources of financing.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. SFAS 141 is not expected to have a material effect on HMG's results of operations, financial position or liquidity.

     Also in July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under this statement, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. Other recognized intangible assets with a finite life are amortized over their useful lives and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of". A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. HMG will adopt SFAS No. 142 beginning on January 1, 2002. Upon adoption, HMG will no longer book goodwill amortization of approximately $700,000 per year. However, HMG expects to record a significant impairment of goodwill in the third quarter (see Note 6). HMG has not yet made a determination of how much, if any, of HMG's remaining goodwill would be considered impaired under SFAS No. 142.

NOTE 2 - INVENTORY

     Inventory consisted of the following components at June 30, 2001 and December 31, 2000

                                           JUNE 30,      DECEMBER 31,
                                             2001            2000
                                           -------         -------
                                               (IN THOUSANDS)

     Finished goods                         $7,138          $5,758
     Work-in-process-components              3,017           3,727
       Work-in-process-design costs          5,442           5,859
     Raw materials                          13,343          15,320
                                           -------         -------
                                           $28,940         $30,664
                                           =======         =======

NOTE 3 - INCOME TAXES

     At December 31, 2000, HMG had net operating loss carry forwards of approximately $43.0 million which expire during the years 2001 through 2020.

     Components of income tax expense for the six months ended June 30, 2001 and 2000 are as follows:

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                      2001         2000
                                                    -------      -------
                                                        (IN THOUSANDS)
     Computed federal income tax (benefit)          ($2,038)        288
     Federal income tax valuation allowance           2,038        (288)
        State and local income taxes                   --            17
                                                    -------      -------
                                                    $  --           $17
                                                    =======      =======

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES

     During the six months ended June 30, 2001, one institutional holder of HMG's convertible notes elected to convert $600,000 of the then outstanding $3.5 million (7%) Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 587,850 shares of Common Stock and retired $600,000 of the convertible notes plus accrued interest.

NOTE 5 - COMMON STOCK

     In May 2001, an agreement was entered into with two vendors of HMG for future professional services. As a consequence of this agreement, HMG issued 300,000 shares of unregistered common stock valued at $180,000.

 NOTE 6 - SUBSEQUENT EVENTS

     HMG has retained the financial advisory services of Strategica Group and R.G. Quintero & Co. The Strategica Group is a merchant and investment banking firm that provides financial advisory services and/or arranges debt and equity financing, mergers and acquisitions, and capital restructuring. R. G. Quintero & Co. is a corporate renewal consulting firm.

     On July 18, 2001, HMG retained another management consultant to provide advice regarding HMG's business strategy organization, business prospects and growth initiatives. In consideration for such services, HMG has issued such consultant a warrant to purchase 1,575,000 shares of HMG common stock at a price based on the common stock's market value on the date prior to exercise. As of August 17, 2001, HMG has issued 378,788 shares to this consultant.

     HMG, assisted by its financial advisors and consultants has formulated a new outsourcing business model.

     Associated with the adoption and implementation of this new business model, HMG has elected to take one-time, non-recurring charges that will be recorded by HMG in the third quarter ending September 30, 2001.

     During the second quarter, HMG negotiated with certain vendors to whom it owed payment for goods and past services and entered into agreements with some of such vendors extending the time for such payment. Some of the payments under such agreements are now past due. There can be no assurance that HMG will be able to meet its payment obligations to such vendors. The vendors may also pursue legal remedy for the money owed them.

     On August 3, 2001, HMG entered into a Manufacturing and Distribution Agreement with Leggett and Platt, an industry-leading manufacturer of engineered products and components, with over 34,000 employees in more than 180 locations worldwide. The agreement is subject to a number of conditions prior to closing. The agreement also contains certain provisions whereby Leggett & Platt will purchase some of HMG's manufactured inventory and provide possible financing to HMG, both of which HMG expects will help with HMG's liquidity issues.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     The agreement will provide for the supply of HMG's manufacturing and distribution needs, thereby eliminating significant fixed costs related to HMG's assembly and distribution facility in Reading, Pennsylvania. Over the next several months, Leggett and Platt will work closely with HMG to transition operations at HMG's facility in Reading, Pennsylvania. Under the agreement, Leggett and Platt has committed both financial support and necessary manpower to assist HMG in a seamless transition to this new business model ensuring uninterrupted client servicing.

     HMG has consolidated its subsidiaries Ego Media and Zeff Consulting into a single operating division called Zeff Design.

     HMG expects to record restructuring and other charges during the third quarter of 2001 in the range of $25 million to $30 million in connection with the following restructuring and other actions:

          1)  An impairment of goodwill and other intangible assets;
          2) Other impairments of long-lived assets, primarily property, plant and equipment, including terminating HMG's financial responsibility in connection with HMG's assembly and distribution facility in Reading, Pennsylvania;
          3) Reduction in HMG's global workforce in all functional areas including the establishment of a severance reserve;
          4) Inventory valuation adjustments which include obsolete inventory and work-in-process design costs;
          5) Write off of previously capitalized costs associated with indebtedness under the current credit agreement;
          6) Other reserve items including professional and consulting fees, and other miscellaneous exit costs.

                                                                  Approximate
         Description of Expected Third Quarter Charges              Amount
         ---------------------------------------------            -----------
                                                                 (in millions)

         Goodwill and other intangible assets                         $ 8
         Plant, property and equipment write downs                      5
         Global workforce reduction charges                             1
         Inventory valuation adjustments                               13
         Capitalized financing cost write-offs                          2
         Other miscellaneous charges                                    1
                                                                      ---
                                                                Up to $30
                                                                      ===

     In July 2001, one institutional holder of HMG's convertible notes, elected to convert $100,000 of the outstanding $3.5 million (7%) Convertible Notes Into Common Stock. As a consequence of the conversion, HMG issued 200,233 shares of Common Stock and retired $100,000 of the convertible notes plus accrued interest.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HMG Worldwide Corporation ("HMG), which was incorporated in 1984, is a marketing services company which seeks to consistently provide its clients with insights, solutions, and opportunities that create results wherever purchase decisions are made. HMG's heritage has been primarily in identifying in-store, retail-based marketing objectives of its clients and integrating research, creative design, engineering, production, package design and related services to provide point-of-purchase merchandising fixtures and display systems. HMG is cultivating a seamless marketing solutions strategy to offer consistent on-line and in-store marketing services in an attempt to capitalize on the convergence of retail and e-tail marketing strategies developing in the market place today. HMG's merchandising systems are designed to increase retail sales by attracting and influencing consumers at the point of sale. HMG's merchandising systems are also designed to improve retail space utilization and product organization, facilitate retail inventory management and reduce retail labor costs.

RECENT DEVELOPMENTS

     HMG's revenues for the six months ended June 30, 2001 were $38.0 million as compared to $53.4 million for the six months ended June 30, 2000. HMG incurred a net loss of $6.5 million, or a $0.41 basic loss per share, as compared to a net income of $847,000 or $0.06 basic earnings per share for the six months ended June 30, 2000.

     During the six months ended June 30, 2001, one institutional holder of HMG's convertible notes elected to convert $600,000 of the outstanding $3.5 million 7% Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 587,850 shares of Common Stock and retired $600,000 of the convertible notes plus accrued interest.

     In May 2001, an agreement was entered into with two vendors of HMG for future professional services. As a consequence of this agreement, HMG issued 300,000 shares of unregistered common stock valued at $180,000.

     In July 2001, one institutional holder of HMG's convertible notes, elected to convert $100,000 of the outstanding $3.5 million (7%) Convertible Notes Into Common Stock. As a consequence of the conversion, HMG issued 200,233 shares of Common Stock and retired $100,000 of the convertible notes plus accrued interest.

     Due to the losses incurred for the year ended December 31, 2000, first quarter ended March 31, 2001 and second quarter ended June 30, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000, March 31, 2001, and June 30, 2001 entitling the lenders to require repayments of the loans. HMG is currently engaged in discussions with both its current financial institution and other alternative sources of financing to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short and long term plans. No assurance can be given that any agreements will be reached. HMG has requested that the lender make additional funds available. There can be no assurance that HMG will be able to improve its current liquidity position or that the HMG's lenders will make sufficient funds available to HMG for HMG to resolve its liquidity position.

     Effective May 1, 2001, Robert V. Cuddihy, Jr. resigned his offices as Chief Financial Officer and Chief Information Officer of HMG and entered into a Separation Agreement. Under the Separation Agreement, Mr. Cuddihy will be entitled to receive $500,000 payable in equal monthly installments over two years and will be entitled to continue to participate in certain of HMG's employee benefit plans until May 1, 2003. HMG may seek Mr. Cuddihy's services as an independent financial consultant during the period the foregoing payments are being made, at rates and terms that will be determined on an engagement-by-engagement basis. Mr. Cuddihy remains a Director of HMG.

     HMG has retained the financial advisory services of Strategica Group and R.G. Quintero & Co. The Strategica Group is a merchant and investment banking firm that provides financial advisory services and/or arranges debt and equity financing, mergers and acquisitions, and capital restructuring. R. G. Quintero & Co. is a corporate renewal consulting firm.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On July 18, 2001, HMG retained another management consultant to provide advice regarding HMG's business strategy organization, business prospects and growth initiatives. In consideration for such services, HMG has issued such consultant a warrant to purchase 1,575,000 shares of HMG common stock at a price based on the common stock's market value on the date prior to exercise. As of August 17, 2001, HMG has issued 378,788 shares to this consultant.

     HMG, assisted by its financial advisors and consultants has formulated a new outsourcing business model.

     Associated with the adoption and implementation of this new business model, HMG has elected to take one-time, non-recurring charges that will be recorded by HMG in the third quarter ending September 30, 2001.

     During the second quarter, HMG negotiated with certain vendors to whom it owed payment for goods and past services and entered into agreements with some of such vendors extending the time for such payment. Some of the payments under such agreements are now past due. There can be no assurance that HMG will be able to meet its payment obligations to such vendors. The vendors may also pursue legal remedy for the money owed them.

     On August 3, 2001, HMG entered into a Manufacturing and Distribution Agreement with Leggett and Platt, an industry-leading manufacturer of engineered products and components, with over 34,000 employees in more than 180 locations worldwide. The agreement is subject to a number of conditions prior to closing. The agreement also contains certain provisions whereby Leggett & Platt will purchase some of HMG's manufactured inventory and provide possible financing to HMG, both of which HMG expects will help with HMG's liquidity issues.

     The agreement will provide for the supply of HMG's manufacturing and distribution needs, thereby eliminating significant fixed costs related to HMG's assembly and distribution facility in Reading, Pennsylvania. Over the next several months, Leggett and Platt will work closely with HMG to transition operations at HMG's facility in Reading, Pennsylvania. Under the agreement, Leggett and Platt has committed both financial support and necessary manpower to assist HMG in a seamless transition to this new business model ensuring uninterrupted client servicing

     HMG has also consolidated its subsidiaries Ego Media and Zeff Consulting into a single operating division called Zeff Design.

     HMG expects to record restructuring and other charges during the third quarter of 2001 in the range of $25 million to $30 million in connection with the following restructuring and other actions:

           1) An impairment of goodwill and other intangible assets;

           2) Other impairments of long-lived assets, primarily property, plant and equipment, including terminating HMG's financial responsibility in connection with HMG's assembly and distribution facility in Reading, Pennsylvania;
           3) Reduction in HMG's global workforce in all functional areas including the establishment of a severance reserve;
           4) Inventory valuation adjustments which include obsolete inventory and work-in-process design costs;
           5) Write off of previously capitalized costs associated with indebtedness under the current credit agreement;
           6) Other reserve items including professional and consulting fees, and other miscellaneous exit costs.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 Approximate
         Description of Expected Third Quarter Charges              Amount
         ---------------------------------------------           -----------
                                                                (in millions)

         Goodwill and other intangible assets                         $ 8
         Plant, property and equipment write downs                      5
         Global workforce reduction charges                             1
         Inventory valuation adjustments                               13
         Capitalized financing cost write-offs                          2
         Other miscellaneous charges                                    1
                                                                      ---
                                                                Up to $30
                                                                      ===

     HMG's ability to continue as a going concern is contingent upon, among other things, its ability to return to profitability and to negotiate a suitable credit facility with HMG's existing lenders and/or alternative sources of financing. HMG is currently engaged in discussion with various financial investors and institutions to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short and long term plans. These efforts to obtain debt financing and raise equity capital may be hindered by HMG's deteriorated financial position. After recognizing the restructuring and other charges, HMG will have a negative stock holders' equity of approximately $20 to $25 million.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. SFAS 141 is not expected to have a material effect on HMG's results of operations, financial position or liquidity.

     Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under this statement, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. Other recognized intangible assets with a finite life are amortized over their useful lives and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of". A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. HMG will adopt SFAS No. 142 beginning on January 1, 2002. Upon adoption, HMG will no longer book goodwill amortization of approximately $700,000 per year. However, HMG expects to record a significant impairment of goodwill in the third quarter. HMG has not yet made a determination of how much, if any, of HMG's remaining goodwill would be considered impaired under SFAS No. 142.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2000

     Net revenues were $17.4 million for the three months ended June 30, 2001 as compared to $30.0 million for the three months ended June 30, 2000. The $12.6 million decrease in net revenues was due principally to a net decrease in direct expenditures from HMG's clients for the period.

     Gross profit for the three months ended June 30, 2001 was $4.2 million as compared to $8.0 million for the three months ended June 30, 2000. The decrease in gross profit of $3.8 million was principally a result of a decrease in net revenues from certain HMG customers. For the three months ended June 30, 2001 and 2000, the HMG's gross margin was 24.2% and 26.8%, respectively. The gross margin decrease of 2.6% was due principally to an unfavorable production revenue mix.

     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2001 were $7.4 million compared to $6.8 million for the comparable period in 2000. The increase in SG&A of $600,000 was principally due to (i) an increase in Zeff Consulting's SG&A of $177,000, primarily related to personnel costs and the addition of an executive severance reserve of $475,000.

     Interest expense was $668,000 for the three months ended June 30, 2001 as compared to $803,000 for the three months ended June 30, 2000. The decrease in interest expense was principally due to the net effect of a decrease in average borrowings from period to period offset by an increase in the interest rate incurred through HMG's credit facilities.

     As a consequence of the foregoing factors, HMG generated a net loss of $3.9 million, or $0.24 basic loss per share, for the three months ended June 30, 2001 as compared to net income of $427,000, or $0.03 basic earnings per share, for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2000

     Net revenues were $38.0 million for the six months ended June 30, 2001 as compared to $53.4 million for the six months ended June 30, 2000. The $15.4 million decrease in net revenues was due principally to a net decrease in direct expenditures from HMG's clients for the period.

     Gross profit for the six months ended June 30, 2001 was $9.8 million as compared to $14.8 million for the six months ended June 30, 2000. The decrease in gross profit of $5.0 million was principally a result of the decrease in net revenue from certain HMG customers. For the six months ended June 30, 2001 and 2000, HMG's gross margin was 25.8% and 27.7%, respectively. The gross margin decrease of 1.9% was due principally to an unfavorable production revenue mix.

     Selling, general and administrative expenses ("SG&A") for the six month ended June 30, 2001 were $15.0 million compared to $12.5 million for the comparable period in 2000. The increase of $2.5 million in SG&A was principally due to (i) an increase in Zeff Consulting's SG&A of $771,000, primarily related to personnel costs and other general expenses, (ii) the addition of an executive severance reserve of $475,000, (iii) an increase in SG&A at HMG Griffith and Ego Media of $501,000 and $259,000 respectively, primarily related to personnel costs and other general expenses, (iv) an increase in SG&A at HMG In-Store of $1.2 million primarily related to personnel costs and other general expenses, and (v) a decrease in SG&A at HMG Schutz of $728,000 primarily related to a reduction of personnel costs and other general expenses for the period.

     Interest expense was $1.3 million for the six months ended June 30, 2001 as compared to $1.4 million for the six months ended June 30, 2000. The decrease in interest expense was principally due to the net effect of a decrease in average borrowings and fluctuations in the interest rate incurred through HMG's credit facilities.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     As a consequence of the foregoing factors, HMG generated a net loss of $6.5 million, or $0.41 basic loss per share, for the six months ended June 30, 2001 as compared to a net income of $847,000, or $0.06 basic earnings per share, for the six months ended June 30, 2000.

STOCKHOLDERS' EQUITY

     Stockholders' equity decreased $5.7 million to $7.4 million at June 30, 2001 from $13.1 million at December 31, 2000. The decrease in stockholders' equity was due to the net effect of (i) the net loss of $6.5 million, (ii) the exchange of $600,000 of the outstanding convertible notes for 587,850 shares of Common Stock, and (iii) the issuance of 300,000 shares of unregistered common stock for an agreement for future services of $180,000.

INCOME TAXES

     At December 31, 2000, HMG had net operating loss carryforwards of approximately $43.0 million, of which expire during the years 2001 through 2020.

INFLATION

     The effect of inflation on HMG's operations has not been significant to date.

BACKLOG

     At June 30, 2001, the aggregate backlog was approximately $38.3 million as compared to $59.1 million and $69.1 million at December 31, 2000 and June 30, 2000, respectively. HMG anticipates that substantially all such backlog at June 30, 2001 will be filled during the next twelve months. In addition to the $38.3 million backlog at June 30, 2001, HMG's supply contract with the Foster Grant Group L.P. ("Foster Grant") requires Foster Grant, subject to certain limitations, to purchase at least 70% of its in-store merchandising displays HMG with average annual purchases to aggregate no less than $2.5 million. The aggregate value of the Foster Grant supply contract at June 30, 2001 was $18.2 million, of which HMG anticipates that $2.5 million will be shipped within the next twelve months. Due to quarter to quarter fluctuations in the HMG's backlog levels, attributable to the timing, nature and size of its merchandising system programs for its clients, such backlog levels are not necessarily an indicator of future net revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2001 and December 31, 2000 aggregated $107,000 and $5.8 million, respectively. HMG's decrease in cash and cash equivalents of $5.7 million for the six months ended June 30, 2001 was due principally due to the net effects of (i) net cash provided by operations of $267,000, offset by (ii) capital expenditures of $704,000 and (iii) repayments of $5.2 million derived under HMG's credit facilities. HMG's positive cash flows from operations for the six months ended June 30, 2001 resulted principally from net decreases in (i) accounts receivable of $8.0 million and inventory of $1.7 million, and (ii) accounts payable of $4.6 million.

     Due to the losses incurred for the year ended December 31, 2000, first quarter ended March 31, 2001 and second quarter ended June 30, 2001, HMG is in default of certain financial covenants on its revolving credit facility and term loan as of December 31, 2000, March 31, 2001, and June 30, 2001 entitling the lenders to require repayments of the loans. HMG is currently engaged in discussions with both its current financial institutions and other alternative sources of financing to formulate a financial restructuring that will address current liquidity issues and enhance HMG's ability to operate under its short and long term plans. No assurance can be given that any agreements will be reached. HMG has requested that the lender make additional funds available. . There can be no assurance that HMG will be able to improve its current liquidity position or that the HMG's lenders will make sufficient funds available to HMG for HMG to resolve its liquidity position.

                   HMG WORLDWIDE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     HMG has requested that the lenders make additional funds available. There can be no assurance that HMG will be able to improve its current liquidity position or that HMG's lenders will make sufficient funds available to HMG for HMG to resolve its liquidity position.

     During the second quarter, HMG negotiated with certain vendors to whom it owed payment for goods and past services and entered into agreements with some of such vendors extending the time for such payment. Some of the payments under such agreements are now past due. There can be no assurance that HMG will be able to meet its payment obligations to such vendors. If such is the case, the vendors could curtail shipping goods to or performing services for HMG and as a result HMG may be unable to perform its obligations to its clients.

HMG's common stock is listed for trading on the Nasdaq SmallCap Market under the symbol HMGC. Nasdaq Marketplace Rule 4310 (c)(4) requires that HMG's common stock maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq SmallCap Market. HMG recently received notification from the staff of The Nasdaq Stock Market, Inc. that HMG's common stock failed to maintain a minimum bid price of $1.00 per share. Further, the Nasdaq staff advised HMG that unless it is in compliance with such rule on or before September 10, 2001, the Nasdaq staff will provide HMG with written notification that its securities will be delisted from the Nasdaq SmallCap Market. At that time, HMG would have the right to appeal any such determination of failure to meet Marketplace Rule 4310
(c)(4) to a Nasdaq Listing Qualifications Panel thereby staying any delisting of HMG's common stock from Nasdaq pending the outcome of such hearing. HMG has not received any notification that it does not otherwise meet the requirements for continued listing on Nasdaq. It is HMG's view that delisting from Nasdaq would have a materially adverse effect on HMG's business, including, but not limited to, its ability to issue additional securities or to secure capital financing for funding of HMG's operations. Delisting would also be likely to materially adversely affect the trading market and prices for HMG's securities if delisted from the Nasdaq SmallCap Market. HMG's common stock would be traded on the OTC Bulletin Board. In addition to the risk of volatility of stock prices and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if HMG's common stock is delisted from trading on Nasdaq and the trading price of HMG's common stock continues to be less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. In such case, HMG's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in HMG's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of HMG's securities and the ability of stockholders of HMG to sell their securities in the secondary market.

     HMG's working capital at June 30, 2001 was a deficit of $6.2 million, inclusive of borrowing of $25.8 million pursuant to the Credit Agreement.

     During the first six months of 2001, one institutional holder of HMG's convertible notes elected to convert $600,000 of the outstanding $3.5 million 7% Convertible Notes into Common Stock. As a consequence of the conversion, HMG issued 587,850 shares of Common Stock and retired $600,000 of the convertible notes plus accrued interest.

     In July 2001, one institutional holder of HMG's convertible notes, elected to convert $100,000 of the outstanding $3.5 million (7%) Convertible Notes Into Common Stock. As a consequence of the conversion, HMG issued 200,233 shares of Common Stock and retired $100,000 of the convertible notes plus accrued interest.

     The above statements and certain other statements contained in this quarterly report on Form 10-Q are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions at retail, (ii) competitive market influences, (iii) client budgetary restrictions, (iv) delays in shipment of scheduled programs to clients, (v) delay in or inability to expand HMG's client base, (vi) the loss of or reduction in spending of existing clients and/or (vii) the lack of sufficient funds for borrowing under HMG's credit facility.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     An adversary proceeding captioned "In Re Jamison Plastics Corp., Debtor; Jamison Plastics Corp. v. HMG/Intermark Worldwide Mfg., Inc." was instituted on January 25, 2001 in the US Bankruptcy Court for the Eastern District of Pennsylvania. The bankrupt Jamison Plastic Corp. is alleging that one HMG's subsidiaries agreed to buy certain products and services but failed to pay $238,857.39 in connection therewith. The claim seeks payment of such amount plus interest and costs. HMG has denied any liability and has filed a counterclaim against Jamison Plastics Corp. in the amount of approximately $73,000.

     In March 2001, Boyko's Metal Finishing Co. ("Boyko's) filed a lawsuit captioned "Boyko's Metal Finishing Co. v. HMG Worldwide In-Store Marketing, Inc., et al." in New Jersey state court against one of HMG's subsidiaries and other unnamed defendants. Boyko's suit seeks approximately $200,000 in damages related to an alleged contract for the sale of powder to be used for a powder coating project. HMG removed this lawsuit to New Jersey federal court and has filed a motion to dismiss the complaint.

     On June 5, 2001, Hechinger Investment Company of Delaware ("Hechinger's"), as Debtor in Possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Delaware entitled "In re Hechinger Investment Company of Delaware, Debtor/Hechinger Investment Company of Delaware, Inc., et al., Debtors in Possession v. HMG Schutz International, Inc., Defendant." The action seeks to recover $120,242 in payments which had been made in 1999 to HMG's subsidiary, HMG Schutz International, Inc. ("HMG Schutz"), a creditor of Hechinger's. Hechinger's suit is based on the theory that such payments to HMG Schutz were avoidable transfers, recoverable by the Chapter 11 Debtor in Possession, since they were made in the 90 days prior to the filing of the Chapter 11 petition. HMG Schutz intends to file an answer to the complaint, which is not yet due.

     On or about August 8, 2001, a judgement was entered against one of HMG's subsidiaries in the Court of common Pleas of Berks County Pennsylvania in a case captioned "McBride Properties v. HMG Intermark Worldwide Manufacturing, Inc." The judgement against HMG Intermark Worldwide Manufacturing, Inc. is in the amount of $156,909.90 for unpaid rent and related real estate charges in connection with one of the buildings occupied by HMG at its facility in Reading, Pennsylvania. HMG is evaluating its options and its response to the judgement, if any.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

The following financial statement exhibits are filed as part of this Report:

                      INDEX TO FINANCIAL STATEMENT EXHIBITS

                                                             Page
                                                             ----

Exhibit  11 - Computation of Per Share data                   15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HMG Worldwide Corporation
                                               -------------------------
                                               (Registrant)



Date: August 17, 2001                          /s/ L. Randy Riley
      ---------------                          ------------------
                                               L.Randy Riley
                                               President



Date: August 17, 2001                          /s/ Ralph J. Giordano
      ---------------                          ---------------------
                                               Ralph J Giordano
                                               Principal Accounting Officer